Form 10QSB
INTIME SYSTEMS INTERNATIONAL INC
filed 1996-05-20
CIK 934539

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1996.

                        Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                      65-0480407
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                          Identification No.)

1601 Forum Place, Suite 500, West Palm Beach,FL                33401
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (407) 478-0022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X


Number of shares outstanding of each of the issuer's classes of common equity as of May 13, 1996.

                  Class A Common Stock 1,621,317 Shares
                  Class B Common Stock 2,884,721 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The consolidated financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

The consolidated results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

The consolidated balance sheet at December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the Company's Form 10-KSB dated March 29, 1996.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet


                                                   March 31,    December 31,
                                                     1996           1995
                                                         (Unaudited)
Current Assets:

Cash and cash equivalents                        $   812,844    $ 1,888,574
Accounts receivable net of
  allowance for doubtful accounts                  1,991,476      1,336,519
Other current assets                                  93,834         79,184
                                                 -----------    -----------
         Total current assets                      2,898,154      3,304,277
Fixed assets less accumulated
  depreciation                                       775,288        798,233
Software development costs net
  of accumulated amortization                        429,491        468,491
Other assets                                          17,978              0
                                                 -----------    -----------
                                                 $ 4,120,911    $ 4,571,001
                                                 ===========    ===========


Current Liabilities:

Accounts payable and accrued expenses            $   431,073    $   290,454
Deferred revenue                                      73,622         73,622
Other current liabilities                                 -0-         8,452
                                                 -----------    -----------
         Total current liabilities                   504,695        372,528
                                                 -----------    -----------
Other non-current liabilities                         20,001         15,002
                                                 -----------    -----------
         Total liabilities                           524,696        387,530
                                                 -----------    -----------

Stockholders' Equity:

Preferred stock:  $1 par value; 5,000,000
shares authorized:  none issued or outstanding
Common stock:
  Class A par value $.01; 16,905,278 shares
      authorized;
      1,621,317 shares issued and outstanding         16,213
      1,610,000 shares issued and outstanding                       16,100
  Class B par value $.01; 3,094,721 shares
     authorized
     2,884,721 shares issued and outstanding          28,847         28,847
Additional paid-in-capital                         6,180,405      6,160,599
Retained (deficit)                                (2,629,250)    (2,022,075)
         Total equity                              3,596,215      4,183,471
                                                 -----------    -----------
                                                 $ 4,120,911    $ 4,571,001
                                                 ===========    ===========




Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                     Condensed Consolidated Income Statement
                                   (Unaudited)


                                             Three Months Ended
                                                   March 31,

Net revenues:                                    1996           1995
                                          -----------    -----------

Consulting services                       $ 2,274,643    $ 2,010,735
Software related revenue                       86,110        117,751
Other                                             728         33,608
                                          -----------    -----------
                                            2,361,481      2,162,094

Costs and expenses:
 Cost of consulting services                1,397,151      1,227,948
 Cost of software services                    155,953         73,334
 Sales and marketing                          771,302        406,037
 Computer software research
    and development                           360,080         79,763
 General and administrative                   284,170        223,089
                                          -----------    -----------

     Income (loss) before provision for
                   income taxes              (607,175)       151,923
 (Provision) benefit for income taxes
                       (Note 1)                    -0-            -0-
                                          -----------    -----------

         Net income (loss)                $  (607,175)   $   151,923
                                          ===========    ===========

Net income (loss) per share (Note 2)      $      (.24)   $       .08
                                          ===========    ===========




Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,

                                                  1996           1995
                                              -----------    -----------
Cash flows from operating activities:
  Net income (loss)                           $  (607,175)   $   151,923
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Depreciation and amortization                  81,000         33,313
    Increase in provision for doubtful
          accounts                                    -0-         15,600
    Changes in assets and liabilities:
        Accounts receivable                      (654,957)        67,769
        Other assets                              (32,629)      (109,534)
        Accounts payable/accrued expenses         140,619        (69,084)
        Deferred revenue                              -0-         10,083
        Deferred taxes                                -0-          7,922
        Other liabilities                             -0-         (3,641)
                                              -----------    -----------
Net cash provided by
       (used in) operating activities          (1,073,142)       104,351
                                              -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment              (19,054)       (79,529)
  Software development costs capitalized              -0-            -0-
                                              -----------    -----------
    Net cash used in investment activities        (19,054)       (79,529)
                                              -----------    -----------
Cash flows from financing activities:
  Prepaid IPO costs                                   -0-        583,770
  Payments on capital leases                       (3,453)        (2,507)
  Payment on bridge notes                           - 0 -     (1,500,000)
  Issuance of notes payable to stockholders         - 0 -       (200,000)
  Issuance of common stock                         19,919      5,428,669
                                              -----------    -----------
        Net cash provided by
         financing activities                      16,466      4,309,932
                                              -----------    -----------
Increase  (decrease) in cash and cash          (1,075,730)     4,334,754
         equivalents
Cash and cash equivalents at beginning
    of period                                   1,888,574      1,165,526
                                              -----------    -----------
Cash and cash equivalents at end
    of period                                 $   812,844    $ 5,500,280
                                              ===========    ===========





Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Provision for Income Taxes:

         As of March 31, 1996, the Company has a net deferred tax asset consisting primarily of a net operating loss carryforward in the amount of $3,149,812. The Company has provided a valuation allowance against the net deferred tax asset since utilization of the net operating loss is not assured in 1996. Therefore, no tax benefit is provided as of March 31, 1996.



Note 2 - Earnings Per Share:

         Earnings per share are based on the weighted average number of common shares and common share equivalents which would arise from the exercise of stock options using the treasury stock method. Fully diluted per share amounts are not presented, as the effect is anti-dilutive.

                                               Three Months Ended
                                                        March 31,

         Weighted Average Shares:               1996              1995
                                                ----              ----

         Common Stock                       2,569,415         1,882,658
                                            =========         =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                      Three Months Ended
                                           March 31,
                                        1996      1995

Net Revenues ......................     100.0%    100.0%
Consulting Services Costs .........      59.2      56.8
Software Services Costs ...........       6.7       3.4
Sales/Marketing Expenses ..........      32.7      18.8
Software Development ..............      15.2       3.7
General and Administrative Expenses      11.9      10.3
                                        -----     -----

Income (Loss) from Operations .....    (25.7%)     7.0%
                                        =====     =====

REVENUES

         Consulting services revenue increased by $263,908 for the first three months of 1996 over the same period in 1995 or 13.1%. In addition, consulting revenues represented a $552,240 or 32% increase over the fourth quarter of 1995 consulting revenues. This continues a positive trend in consulting revenues which began in September of 1995 and has continued through the first quarter of 1996. Management anticipates that demand for consulting services will remain strong throughout 1996. However, there can be no assurances that existing customers will continue to require consulting services or that the demand for such services will remain strong. Consulting services revenue is generated from ad hoc consulting on human resource and payroll systems for clients.

         Software related revenue includes all revenue related to the Company's Time and Attendance Management Systems (TAMS) including: license, installation, customization and maintenance fees. Software related revenues decreased by $31,641 for the three months ended March 31, 1996 or 26.9% compared to the same period in 1995. There were no new license agreements signed in the first quarter of the year. The software related revenue was for customization work on existing installations.

         The initial Oracle version of TAMS, licensed to the Douglas County School District in the third quarter of 1995, has not yet been installed. Installation of the system has been delayed several times by the school district and the Company has not, at this time, been given a revised date for the installation. None of the $60,000 license fee associated with this contract has been recognized.

         Even though there have been no new license agreements signed in the first quarter, there appears to be growing interest in the Company's Oracle TAMS client/server product. Success of this product is reliant upon the success of Oracle's sales and marketing efforts for its HRMS system. Activity relating to requests for information, sales support, demonstrations, etc. for the Company's Oracle TAMS/O product has been strong. However, there can be no assurances that such activity will result in future license agreements.

         Other revenues in 1996 decreased by $32,880 over the comparable three month period in 1995. This is a result of a reduction in excess cash available for short-term investment due to the Company's investment in its Oracle relationship.

COST OF CONSULTING SERVICES

         For the three months ended March 31, 1996 consulting expenses were 59.2% of net revenues and 61.4% of consulting services revenue. For the same three month period in 1995, consulting expenses were 56.8% and 61% of net revenues and consulting services revenue, respectively.

         The cost of consulting services stabilized in the first quarter of 1996. The investments made in 1995 to strengthen the Company's presence in the client/server consulting practice began to pay off in the first quarter. Generally higher margins are associated with the Company's client/server consulting than its traditional main-frame consulting. As a result, higher contractor and employee costs were offset somewhat by overall higher consulting margins.

         The Company has achieved a good mix of employees with mainframe and client/server consulting skills. This should provide the Company with the flexibility to service a broader cross-section of our market.


SOFTWARE SERVICE COSTS

         Software service costs are direct costs associated with the Company's proprietary software product TAMS including; salaries, wages, travel, and other expenses incurred during installation, customization, training and maintaining the software.

         For the three months ended March 31, 1996 such costs were 6.7% of net revenues and 181% of software related revenue as a result of there being no license fees recognized during the period. For the comparable period in 1995, such costs represented 3.4% of net revenues and 62.3% of software related revenue.

         As noted previously, no license fees were recognized in the first quarter of 1996. Therefore, the revenue and expenses incurred for software services were for work performed at existing TAMS installations. In the comparable 1995 period, revenue was predominantly from license fees which traditionally have less direct costs associated with earning the revenue.

         The Company anticipates improvement in the future mix of software related services between license fees and customization, etc., which should improve the software service costs, relationship to revenue.


SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased for the three months ended March 31, 1996 by $365,265 or 90% over the same period in 1995. As a percentage of net revenues, sales and marketing expenses were 32.7% for the three month period in 1996 compared to 18.8% for the same period in 1995.

         In the first quarter of 1995, the Company had not begun to establish the sales infrastructure to support its TAMS software and client/server consulting initiatives.

         Continued emphasis is being placed on consulting sales to take advantage of opportunities that exist in client/server consulting. In addition, sales support has increased to support Oracle in its sales and marketing effort for its HRMS System.

SOFTWARE DEVELOPMENT EXPENSES

         Software development costs, which are currently being expensed, were $360,080 for the three month period ended March 31, 1996. For the comparable period in 1995, such costs expensed were $79,763.

         The increases between the two periods is a function of the development of TAMS/O, the Oracle client/server version of TAMS. Development of this system was not begun in the first quarter of 1995, but rather began subsequent to the Company's initial public offering which took place in the first quarter of 1995.

         The Company's current expenditures for research and development are primarily focused on TAMS/O enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $61,081 or 27.4% for the three month period ended March 31, 1996 compared to the same period in 1995. The increase is primarily due to the increased costs associated with being a public reporting entity.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used) in operating activities was ($1,073,142) for the three months ended March 31, 1996 and $104,351 for the same period in 1995. Capital expenditures for equipment were $19,054 and $79,529 for the periods ending March 31, 1996 and 1995 respectively. Cash provided by financing activities was $16,466 for the first three months of 1996 and $4,309,932 for the same period in 1995

         As of March 31, 1996, the Company had cash and cash equivalents of $812,844 and working capital of $2,393,459.

         The Company's consulting business has been expanding to meet the anticipated future demand for its services and the Company plans to continue hiring additional qualified consultants.

         Because the Company's consulting business has historically been profitable, the addition of more consulting resources, over time, should increase its working capital. In the near term, due to the time delay between hiring a consultant, assigning them to a project and collecting the accounts receivable from such project, the Company plans to use its existing cash reserves to compensate for any resulting cash shortfall. Because this in turn has an overall effect on the Company's liquidity, the Company's board of directors has adopted a resolution which would, without giving effect to the additional consultants being recruited, reduce the Company's monthly operating expenses.

         In addition, the Company is currently working on a sale/leaseback of its computer equipment which may result in an additional $400,000 - $500,000 of liquidity.

         The Company has no outstanding lines of credit.

FORWARD-LOOKING STATEMENTS

         The statements made above under "Results of Operations" relating to a continuing positive trend in consulting services and anticipated strong demand for consulting services throughout 1996, the stabilization of consulting costs, the ability to maintain higher margins on client/server consulting, growing interest in the Company's Oracle TAMS client/server product, an improvement in the future sales mix between software license fees and customization, and closing a sale/leaseback of equipment, are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As discussed above, the results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) general competition for consulting services; (2) the ability to maintain and attract qualified consultants with the skill sets to meet market demands; (3) the continued availability of systems and consulting budgets within large corporations which tend to be susceptible to reduction during economic downturns or other reasons,
(4) the length of the sales cycle for HR/payroll systems and TAMS because of their complexity, size and cost; (5) Oracle's ability to capture market share and sell TAMS/O with its systems, (6) the potential future competition that may develop technology to compete directly with TAMS; and (7) the leasing company's credit committee approval of the leasing transaction.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits.
                  27. Financial Data Schedule

         (b) Reports on Form 8-K. No reports were filed by Registrant for the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 20 , 1996 by the following persons, thereunto duly authorized.


                       InTime Systems International, Inc.



                       By:               /S/  William E. Berry
                                          William E. Berry
                               President, Chief Executive Officer


                      By:              /S/ Mark Murphy
                                            Mark Murphy
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)