Form 10QSB
period 1996-06-30
INTIME SYSTEMS INTERNATIONAL INC
filed 1996-08-14
CIK 934539

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(x)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1996.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X


Number of shares outstanding of each of the issuer's classes of common equity as of August 6, 1996.

                  Class A Common Stock 1,759,930 Shares
                  Class B Common Stock 2,746,250 Shares

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

The consolidated results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

The consolidated balance sheet at December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the Company's Form 10-KSB dated March 29, 1996.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet


                                                         June 30,                December 31,
                                                          1996                        1995
                                                      (Unaudited)
         Current Assets:

         Cash and cash equivalents                     $1,236,024                  $1,888,574
         Accounts receivable net of
           allowance for doubtful accounts              2,139,109                   1,336,519
         Other current assets                             134,568                      79,184
                                                     ------------               -------------
                  Total current assets                  3,509,701                   3,304,277
         Fixed assets less accumulated
           depreciation                                   697,348                     798,233
         Software development costs net
           of accumulated amortization                    390,491                     468,491
         Other assets                                      33,364                         -0-
                                                     -------------               ----------------
                  Total assets                         $4,630,904                    $4,571,001
                                                       ==========                    ==========
         Current Liabilities:

         Accounts payable and accrued expenses         $   312,775                    $290,454
         Deferred revenue                                   73,622                      73,622
         Other current liabilities                           (-0-)                       8,452
                                                     -------------              --------------
                  Total current liabilities               386,397                      372,528
                                                     ------------                -------------
         Lease obligation                                 335,439                          -0-
         Other non-current liabilities                     17,369                       15,002
                                                     -------------              ---------------
                  Total liabilities                       739,205                      387,530
                                                     ------------               --------------

         Stockholders' Equity:

         Preferred stock:  $1 par value; 5,000,000
         shares authorized:  none issued or outstanding
         Common stock:
           Class A par value $.01; 16,905,278 shares
               authorized;
               1,759,930 shares issued and outstanding     17,599
               1,610,000 shares issued and outstanding                                16,100
           Class B par value $.01; 3,094,721 shares
              authorized;
              2,746,250 shares issued and outstanding       27,462                    28,847
         Additional paid-in-capital                      6,180,650                 6,160,599
         Retained (deficit)                             (2,334,012)               (2,022,075)
                                                        -----------             -------------
                  Total equity                           3,891,699                 4,183,471
                                                        -----------             -------------
                                                        $4,630,904                $4,571,001
                                                      ============               ===========

   Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                     Condensed Consolidated Income Statement
                                   (Unaudited)


                                               Three Months Ended             Six Months Ended
                                                      June 30,                   June 30,

                                                1996         1995          1996            1995
                                                ----         ----          ----            ----
Net revenues:
 Consulting services                        $ 2,798,674   $ 1,639,199    $ 5,073,317    $ 3,649,934
 Software related revenue                       148,172       240,711        234,282        358,462
 Other                                           14,497        62,685         15,225         96,293
                                            -----------   -----------    -----------    -----------
                                              2,961,343     1,942,595      5,322,824      4,104,689

Costs and expenses:
  Cost of consulting services                 1,391,181     1,093,115      2,788,332      2,321,063
  Cost of software services                      32,568       259,695        188,521        333,029
  Sales and marketing                           692,088       436,070      1,463,390        842,107
  Computer software research
     and development                            151,234       223,427        511,314        303,190
  General and administrative                    399,129       237,240        683,204        451,710
                                            -----------   -----------    -----------    -----------

     Income (loss) before provision for
          income taxes                          295,143      (306,952)      (311,937)      (146,410)
     (Provision) benefit for income taxes
               (Note 1)                             -0-         62,659            -0-        54,040
                                            -----------   -----------    -----------    -----------

         Net income (loss)                  $   295,143   $  (244,293)   $  (311,937)   $   (92,370)
                                            ===========   ===========    ===========    ===========

Net income (loss) per share (Note 2)        $       .11   $      (.10)   $      (.12)   $      (.04)
                                            ===========   ===========    ===========    ===========












   Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,

                                                      1996         1995          1996           1995
                                                      ----         ----          ----           ----
Cash flows from operating activities:
  Net income (loss)                           $   295,143    $  (244,293)   $  (311,937)   $   (92,370)
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Depreciation and amortization                  88,543         35,313        169,543         68,626
    Increase in provision for doubtful
          accounts                                                   -0-            -0-            -0-
                                                                                                15,600
    Changes in assets and liabilities:
        Accounts receivable                      (147,633)       139,794       (802,590)       207,563
        Other assets                              (25,873)        19,191        (58,502)       (90,343)
        Accounts payable/accrued expenses        (142,619)      (209,269)        (2,348)      (278,353)
        Deferred revenue                              -0-         (2,751)           -0-          7,332
        Deferred taxes                                -0-        (62,667)           -0-        (54,745)
Other liabilities                                  (5,577)        (1,349)        (5,577)        (4,990)
                                               -----------    -----------    -----------    -----------

Net cash provided by
       (used in) operating activities              61,984       (326,031)    (1,011,411)      (221,680)
                                              -----------    -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment              (38,282)       (50,072)       (57,336)      (129,601)
  Software development costs capitalized              -0-            -0-            -0-            -0-
  Capital lease                                    66,679            -0-         66,679            -0-
                                              -----------    -----------    -----------    -----------
    Net cash used in investment activities         28,397        (50,072)         9,343       (129,601)
                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
  Prepaid IPO costs                                   -0-           (750)           -0-        583,020
  Lease obligations                               335,439            -0-        335,439            -0-
  Payments on capital leases                       (2,640)        (1,638)        (6,085)        (4,145)
  Payment on bridge notes                             -0-            -0-            -0-     (1,500,000)
  Issuance of notes payable to stockholders           -0-       (300,000)           -0-       (500,000)
  Issuance of common stock                            -0-        (65,916)        20,164      5,362,753
                                              -----------    -----------    -----------    -----------
        Net cash provided by financing
         activities                               332,799       (368,304)       349,518      3,941,628
                                              -----------    -----------    -----------    -----------
Increase  (decrease) in cash and cash             423,180       (744,407)      (652,550)     3,590,347
         equivalents
Cash and cash equivalents at beginning
    of period                                     812,844      5,500,280      1,888,574      1,165,526
                                              -----------    -----------    -----------    -----------
Cash and cash equivalents at end
    of period                                 $ 1,236,024    $ 4,755,873    $ 1,236,024    $ 4,755,873
                                              ===========    ===========    ===========    ===========





   Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Provision for Income Taxes:

         As of June 30, 1996, the Company has a net deferred tax asset consisting primarily of a net operating loss carryforward in the amount of $2,840,894. The Company has provided a valuation allowance against the net deferred tax asset since utilization of the net operating loss is not assured in 1996. Therefore, no tax benefit is provided as of June 30, 1996.

Note 2 - Earnings Per Share:

         Earnings per share are based on the weighted average number of common shares and common share equivalents which would arise from the exercise of stock options using the treasury stock method. Fully diluted per share amounts are not presented, as the effect is anti-dilutive.

                               Three Months Ended            Six Months Ended
                                     June 30,                      June 30,

Weighted Average Shares:        1996          1995           1996        1995
                                ----          ----           ----        ----

Common Stock                2,614,571     2,560,515      2,602,670   2,204,714
                            =========     =========      =========   =========

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        1996      1995      1996     1995
                                        ----      ----      ----     ----

Net Revenues                            100.0%   100.0%    100.0%    100.0%
Consulting Services Costs                47.0     56.3      52.4      56.5
Software Services Costs                   1.1     13.4       3.5       8.1
Sales/Marketing Expenses                 23.4     22.4      27.5      20.5
Software Development                      5.1     11.5       9.7       7.4
General and Administrative Expenses      13.5     12.2      12.8      11.1
                                        -----    -----     -----     -----

Income (Loss) from Operations             9.9%   (15.8%)    (5.9%)    (3.6%)
                                         =====    =====     =====     =====

Revenues

         Consulting services revenue increased by $1,423,383 for the first six months of 1996 over the same period in 1995 or 39%. For the three month period ended June 30, consulting services revenue increased by 70.7% in 1996 over 1995. This continues a positive trend in consulting services revenue which began in September of 1995. Management anticipates that demand for consulting services will remain strong throughout the remainder of 1996. However, there can be no assurances that existing customers will continue to require consulting services or that the demand for such services will remain strong. Consulting services revenue is generated from ad hoc consulting on human resource and payroll systems for clients.

         Software related revenue includes all revenue related to the Company's Time and Attendance Management Systems (TAMS) including: license, installation, customization and maintenance fees. Software related revenues decreased by $124,180 for the six months ended June 30, 1996 or 34.6% compared to the same period in 1995. For the three month period then ended, such revenue decreased by $92,539 or 38.4% over the same period in 1995.

         The initial Oracle version of TAMS, licensed to the Douglas County School District in the third quarter of 1995, has not yet been installed. Installation of the system has been delayed several times by the School District and the Company has not, at this time, been given a revised date for the installation. According to the terms of the contract with the District, 25% of the $60,000 license fee (i.e.$15,000) was billed in the second quarter of 1996.

         The Company is currently discussing with Oracle Corporation ("Oracle"), a proposed agreement which would make more formal the Company's relationship with Oracle as it relates to its TAMS/O software product. Based on various discussions, meetings and written correspondence between the respective companies, it appears that the general structure of any agreement may include the following provisions: advanced royalty payments; minimum royalties per sale; separate maintenance fee participation; primary product sales and sales support responsibility; product maintenance responsibility; and an optional buyout, which provides for a perpetual "no fee" license to use and sell the product, after five years. However, there can be no assurances that a definitive agreement with Oracle will be reached.

         In addition, the Company signed a license agreement and recognized income on a TAMS/O sale with the Washington Suburban Sanitary Commission for $62,330 in June. This license agreement is noteworthy because the Company played a minor role in the sale process. Oracle sales personnel took the lead in the sales effort to its successful conclusion.

         Other revenues in 1996 decreased by $81,068 over the comparable six month period in 1995 and decreased by $48,188 over the comparable three month period in 1995. This is a result of a reduction in excess cash available for short-term investment due to the Company's investment in its TAMS/O product and Oracle relationship.

Cost of Consulting Services

         For the six months ended June 30, 1996 consulting expenses were 52.4% of net revenues and 55% of consulting services revenue. For the same six month period in 1995, consulting expenses were 56.5% and 63.6% of net revenues and consulting services revenue, respectively. For the three month period ended June 30, 1996 consulting expenses were 47% of net revenues compared to 56.3% for the same period in 1995. As a percent of consulting services revenue, such costs were 49.7% and 66.7% in the second quarter of 1996 versus the comparable 1995 quarter. These improved results are primarily due to the following:

         1) Over the past twelve months, the mix of the Company's consulting business has changed significantly from consulting on main-frame based systems to consulting on client/server based systems. The investments the Company made in 1995 and will continue to make in 1996, to strengthen (and grow) its presence in the client/server area, are paying off.

         2) Generally, higher profit margins are attained on client/server consulting compared to traditional main-frame system consulting.

         3) The overall utilization (i.e. billable hours per consultant) has improved.

         As a result, the gross margin for consulting services has improved to 45% and 50.3% for the six and three-month periods ended June 30, 1996 compared to 36.4% and 33.3% for the same periods in 1995.

         The gross margin percentages achieved during the first six months and over the second quarter of 1996 are not necessarily indicative of the gross margins that will be achievable throughout the remainder of 1996. Management anticipates that gross margins for consulting services will be in the 42% - 47% range during the second half of 1996, due to the company's ongoing training of new consultants. However, there can be no assurances that these results can be achieved.

Software Service Costs

         Software service costs are direct costs associated with the Company's proprietary software product TAMS including; salaries, wages, travel, and other expenses incurred during installation, customization, training and maintaining the software.

         For the six months ended June 30, 1996 such costs were 3.5% of net revenues and 80.5% of software related revenue. For the comparable period in 1995, such costs represented 8.1% of net revenues and 92.9% of software related revenues. For the three month period ended June 30, 1996 such costs were 1.1% of net revenues and 22% of software related revenues. For the same period in 1995 software service costs were 13.4% of net revenues and 108% of software related revenues.

         As noted previously, license fees of $77,330 were recognized in June 1996. Because license fees traditionally have less direct costs associated with earning the revenues, the revenue to cost ratios will improve when license fees are recognized. Additionally, management's efforts to make software services a profit center exclusive of license fees contributed to the improved results.

Sales and Marketing Expenses

         Sales and marketing expenses increased for the six months ended June 30, 1996 by $621,283 or 73.8% over the same period in 1995. As a percentage of net revenues, sales and marketing expenses were 27.5% for the six month period in 1996 compared to 20.5% for the same period in 1995. For the three month period ended June 30, 1996 sales and marketing expenses increased by $256,018 over the same period in 1995. As a percent of net revenues, such expenses were 23.4% compared to 22.4% for the quarter ended June 30, 1996 compared to the same quarter in 1995.

         The increase in sales expenses are a direct result of the 39% increase in consulting sales experienced during the first six months of 1996 compared to 1995 (70.7% increase for the three month period ended June 30, 1996 versus the same period in 1995). In addition, during the first six months of 1995, little investment was made by the Company in the sales and sales support infrastructure to support the TAMS/O and Oracle relationship. This investment accelerated in the second half of 1995 and continued into 1996.

Software Development Expenses

         Software development costs, which are currently being expensed, were $511,314 for the six month period ended June 30, 1996. For the comparable period in 1995, such costs expensed were $303,190. For the three month period ended June 30, software development costs decreased by $72,193 or 32.3% when compared to the same period in 1995.

         The increases for the comparable six month periods are primarily due to the development of the TAMS/O, Oracle client/server version of TAMS. The bulk of these investments were made in the last two quarters of 1995 and the first quarter of 1996. Software costs in the first quarter of 1996 were $360,080 compared to $151,234 during the second quarter, or a reduction of $208,846 or 58%.

         The Company's current expenditures for research and development are primarily focused on TAMS/O enhancements and release upgrades.

General and Administrative Expenses

         General and administrative expenses increased by $231,494 or 51.2% for the six month period ended June 30, 1996 compared to the same period in 1995. For the three month period then ended general and administrative expenses increased by $161,889 or 68% over the same period in 1995. During the second quarter of 1996, a one-time charge of $66,679 was recognized relating to the differences in depreciable lives of assets for financial book purposes and those used for a sale/leaseback transaction the Company entered into.

         Overall in comparing 1996 to the same period in 1995: employee related costs (i.e. insurance) have increased due to an increased employee complement; depreciation has increased due to a significant growth in fixed asset investments; and legal and accounting costs have increased associated with being a public reporting entity.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,011,411 for the six months ended June 30, 1996 and $221,680 for the same period in 1995. Net cash provided by (used in) operating activities for the three month period ended June 30, 1996 was $61,984 compared to $(326,031) in 1995. Capital expenditures for equipment were $(9,343) and $129,601 for the periods ending June 30, 1996 and 1995 respectively. Cash provided by financing activities was $349,518 for the first six months of 1996 and $3,941,628 for the same period in 1995.

         As of June 30, 1996, the Company had cash and cash equivalents of $1,236,024 and working capital of $3,123,304.

         During June 1996, the Company entered into a sale/leaseback of its computer equipment and peripheral equipment with Leasing Technologies International, Inc. The Company received approximately $362,000 before deduction for deposits and fees. The lease is for a period of two years with a fair market value buyback of the equipment at that time. The monthly lease payments are $16,080 for total lease payments of $385,920 over the life of the lease.

Forward-Looking Statements

         The statements made above under "Results of Operations" relating to a continuing positive trend in consulting services and anticipated strong demand for consulting services throughout 1996; a proposed agreement to make more formal the Company's relationship with Oracle as it relates to its TAMS/O software product; the ability to grow, strengthen, maintain higher margins and improved utilization on client/server consulting; the ability to achieve a 42% - 47% gross margin on consulting services during the second half of 1996; and management's ability to make software services a profit center exclusive of license fees are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As discussed above, the results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) general competition for consulting services; (2) the ability to maintain and attract qualified consultants with the skill sets to meet market demands; (3) the continued availability of systems and consulting budgets within large corporations which tend to be susceptible to reduction during economic downturns and for other reasons; (4) failure to reach a contractual agreement with Oracle at mutually acceptable terms; (5) Oracle's ability to capture market share and sell TAMS/O with its system; and (6) the continued demand for customization and maintenance on the Company's existing TAMS installations.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits.
                10. Master Lease Agreement between the registrant and LTI, Inc.
                27. Financial Data Schedule

         (b)  Reports on Form 8-K.

                  (1) Form 8-K filed July 11, 1996, disclosing current discussions with Oracle Corporation on a proposed agreement.

                  (2) Form 8-K filed July 25, 1996, to update the status of negotiations with Oracle Corporation.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 13, 1996 by the following persons, thereunto duly authorized.


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