Form 10QSB
period 1996-09-30
INTIME SYSTEMS INTERNATIONAL INC
filed 1996-11-08
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996.

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

Check  whether the issuer (1) filed all reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X


Number of shares outstanding of each of the issuer's classes of common equity as of November 1 , 1996.

                  Class A Common Stock 1,790,516 Shares
                  Class B Common Stock 2,715,664 Shares

                       INTIME SYSTEMS INTERNATIONAL, INC.
                                   FORM 10-QSB

                    For the Quarter ended September 30, 1996



Part I - Financial Information


                        Index                                          Page No.

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheet                    3
                     Condensed Consolidated Income Statement                 4
                     Consolidated Statement of Cash Flows                    5
                     Notes to Condensed Consolidated Financial Statements    6



         Item 2      Management Discussion and Analysis of
                     Financial Condition and Results of Operations           7



Part II - Other Information                                                  10

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet

                                                                             September 30      December 31,
                                                                                  1996             1995
                                                                             (Unaudited)

Current Assets:

Cash and cash equivalents                                                       $1,505,230       $1,888,574
Accounts receivable net of
    allowance for doubtful accounts                                              2,160,492        1,336,519
Other current assets                                                                79,382           79,184
                                                                                -------------   -------------
         Total current assets                                                     3,745,104       3,304,277
Fixed assets less accumulated
    depreciation                                                                    655,636         798,233
Software development costs net
     of accumulated amortization                                                    364,491         468,491
Other assets                                                                         43,238            -
                                                                                 ------------   ----------
         Total assets                                                            $4,808,469      $4,571,001
                                                                                 ==========      ==========
Current Liabilities:

Accounts payable and accrued expenses                                             $ 331,848     $   290,454
Deferred revenue                                                                     59,433          73,622
Other current liabilities                                                                -            8,452
                                                                                ----------       -------------
         Total current liabilities                                                  391,281         372,528
                                                                                -----------      -------------
Lease obligation                                                                    297,153               -
Other non-current liabilities                                                        14,691          15,002
                                                                                ------------     --------------
         Total liabilities                                                          703,125         387,530
                                                                                -----------      -------------

Stockholders' Equity:

Preferred stock:  $1 par value; 5,000,000
     shares authorized:  none issued or outstanding
Common stock:
Class A par value $.01; 16,905,278 shares
     authorized;
     1,790,516 shares issued and outstanding                                         17,905
     1,610,000 shares issued and outstanding                                                         16,100
Class B par value $.01; 3,094,721 shares
     authorized;
     2,715,664 shares issued and outstanding                                         27,156          28,847
Additional paid-in-capital                                                        5,368,337       6,160,599
Retained (deficit)                                                               (1,308,054)     (2,022,075)
                                                                                ------------     -----------
         Total equity                                                             4,105,344       4,183,471
                                                                                ------------     -------------

                                                                                 $4,808,469       $4,571,001
                                                                                ============     =============


Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                     Condensed Consolidated Income Statement
                                   (Unaudited)




                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                           September 30,

                                                1996                 1995                 1996            1995
                                                ----                 ----                 ----            ----


Net revenues:
 Consulting services                        $3,015,260     $1,405,646              $8,088,577          $5,055,580
 Software related revenue                      107,468        100,371                 341,750             458,833
 Other                                          14,007         81,515                  29,232             177,808
                                            -------------     -------------        ------------       ------------
                                             3,136,735      1,587,532               8,459,559           5,692,221

Costs and expenses:
  Cost of consulting services                1,568,963      1,088,993               4,357,295           3,410,056
  Cost of software services                    104,125        231,903                 292,646             564,932
  Sales and marketing                           676,462       644,146               2,139,852           1,486,253
  Computer software research
     and development                            157,235       405,636                 668,549             708,826
  General and administrative                    416,300       153,338               1,099,504             605,048
                                            -------------     -------            --------------        ----------

     Income (loss) before provision for
          income taxes                          213,650      (936,484)                (98,287)         (1,082,894)
     (Provision) benefit for income taxes
               (Note 2)                            -          357,157                     -               411,197
                                            -----------       -------            -------------          ---------
         Net income (loss)                  $   213,650    $ (579,327)            $  ( 98,287)        $ (671,697)
                                            =============     ============       =============        ============

Net income (loss) per share (Note 3)        $      .08     $     (.23)            $      (.04)        $     (.29)
                                            ==============    =============       ============        ============












Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,


                                                      1996               1995        1996                 1995
                                                      ----               ----        ----                 ----



Cash flows from operating activities:
  Net income (loss)                                  $  213,650       $ (579,327)    $ (98,287)       $(671,697)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating
  activities:
    Depreciation and amortization                        83,312           39,513       252,855          108,139
    Increase in provision for doubtful
          accounts                                       94,000                -        94,000           15,600
    Changes in assets and liabilities:
        Accounts receivable                            (115,383)        (216,807)     (917,973)          (9,244)
        Other assets                                     15,065            4,194       (43,437)         (86,149)
        Accounts payable/accrued expenses                46,102           51,718        43,754         (226,635)
        Deferred revenue                                (14,189)          61,541       (14,189)          68,873
        Deferred taxes                                     -            (359,888)          -           (414,633)
Other liabilities                                         3,220            3,233        (2,357)          (1,757)
                                                       ---------       ---------       ------            -------
Net cash provided by
    (used in) operating activities                      325,777         (995,823)     (685,634)      (1,217,503)
                                                       ---------       ---------       ------            -------
Cash flows from investing activities:
  Purchase of property and equipment                    (15,602)        (201,312)      (72,938)        (330,913)
  Capital lease                                            -                 -          66,679           -
                                                         -----------   ------------  -----------      -----------
    Net cash used in investment activities              (15,602)        (201,312)       (6,259)        (330,913)
                                                        ------------   ------------  ----------       -----------

Cash flows from financing activities:
  Prepaid IPO costs                                        -                 -             -             583,020
  Lease obligations                                     (38,286)             -         297,153              -
  Payments on leases                                     (2,683)          (2,492)       (8,763)           (6,637)
  Payment on bridge notes                                   -                -             -          (1,500,000)
  Issuance of notes payable to stockholders                 -            (50,000)          113          (550,000)
  Issuance of common stock                                  -              (462 )       20,046         5,362,291
                                                       --------------   -----------  ------------    -----------

Net cash provided by (used in) financing
         activities                                     (40,969)         (52,954)      308,549         3,888,674
                                                       --------------    ----------   -------------   -------------
Increase  (decrease) in cash and cash
         equivalents                                    269,206       (1,250,089)     (383,344)        2,340,258
Cash and cash equivalents at beginning
    of period                                         1,236,024        4,755,873     1,888,574         1,165,526
                                                      -------------    ----------   ------------     ------------

Cash and cash equivalents at end
    of period                                        $1,505,230      $ 3,505,784     $1,505,230       $3,505,784
                                                      ==========       ===========   ==========       ==========






Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Financial Statements:

The consolidated financial statements herein are unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. A summary of the Company's significant accounting policies is set forth in Note Two to the Consolidated Financial Statements in the Company's Form 10-KSB dated March 29, 1996.

The consolidated results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

The consolidated balance sheet at December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the Company's Form 10-KSB dated March 29, 1996.

Note 2 - Provision for Income Taxes:

As of September 30, 1996, the Company has a net deferred tax asset consisting primarily of a net operating loss carryforward in the amount of $2,608,553. The Company has provided a valuation allowance against the net deferred tax asset since utilization of the net operating loss is not assured in 1996. Therefore, no tax benefit is provided as of September 30, 1996.

Note 3 - Earnings Per Share:

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                     1996           1995        1996           1995
                                                     ----           ----        ----           ----



         Net Revenues ...........................     100%           100%       100%            100%
         Consulting Services Costs ..............      50             68         52              60
         Software Services Costs.................       3             15          3              10
         Sales/Marketing Expenses ...............      22             41         25              26
         Software Development ...................       5             25          8              12
         General and Administrative Expenses ....      13             10         13              11
                                                     ------          ----      -----            -----

         Income (Loss) before taxes.............        7%           (59%)       (1%)          (19%)
                                                      =====           ====      ====           ====


REVENUES

         Consulting services revenue increased by $3,032,997 for the first nine months of 1996 over the same period in 1995 or 60%. For the third quarter ended September 30, 1996, consulting services revenue increased by 115% over 1995. This continues a positive trend in the growth of consulting services revenue which began in September of 1995. Management anticipates that demand for consulting services will remain strong throughout the remainder of 1996. However, there can be no assurances that existing customers will continue to require consulting services or that the demand for such services will remain strong. Consulting services revenue is generated from consulting on human resource and payroll systems for clients.

         Software related revenue includes all revenue related to the Company's Time and Attendance Management Systems (TAMS) including: license, installation, customization and maintenance fees. Software related revenues decreased by $117,083 for the nine months ended September 30, 1996 or 26% compared to the same period in 1995. For the three month period then ended, such revenue decreased by $7,097 or 7% over the same period in 1995. During 1996, the Company has had additional licenses of its client/server TAMS/O product for which add-on consulting services will be provided at a later date.
Going forward, management believes the industry move to client/server and the increasing interest in the Company's TAMS/O product will positively affect software related revenues.

         Since March, 1996 the Company has been working to complete a proposed agreement with Oracle Corporation ("Oracle") which would make the Company's relationship with Oracle more formal as it relates to its TAMS/O software product. Based on various discussions, meetings and written correspondence between the respective companies, it appears the general structure of the agreement will include provisions relating to: advanced royalty payments; separate maintenance fee participation; primary product sales and sales support responsibility; product maintenance responsibility; and an optional buyout, which provides for a perpetual "no fee" license to use and sell the product, in future years. However, there can be no assurances that a definitive agreement with Oracle will be reached.

         Other revenues in 1996 decreased by $148,576 over the comparable nine month period in 1995 and decreased by $67,508 over the comparable quarter in 1995. The higher cash balance in 1995 was the result of initial IPO funds available for short term investment. The reduction in excess cash available for short-term investment is due to the Company's investment in its TAMS/O product and Oracle relationship.

COST OF CONSULTING SERVICES

         Cost of consulting services increased by 44% from 1,088,993 in the third quarter of 1995 to 1,568,963 in the third quarter of 1996. Cost of consulting service increased $947,239 or 28% for the nine month period ended September 30, 1996 as compared to the same period in 1995. The increase is the direct result of the increased consulting revenues in 1996. As a percentage of consulting revenue, cost of consulting services decreased to 52% in the third quarter of 1996 as compared to 77% for the third quarter of 1995. The cost of consulting services as a percentage of consulting revenue for the nine months ended September 30, 1996 was 54% as compared to 67% for the same period in 1995. The improvement in the margins is the result of the following:

         1) Over the past twelve months, the mix of the Company's consulting business has changed significantly from consulting on mainframe based systems to consulting on client/server based systems. The investments the Company made in 1995 to strengthen (and grow) its presence in the client/server area, has positioned the Company to respond to the changing market.
         2) Generally, higher profit margins are attained on client/server consulting compared to traditional mainframe system consulting.
         3) The overall utilization (i.e. billable hours per consultant) has improved.

         As a result, the gross margin for consulting services has improved to 48% and 46% for the three and nine month periods ended September 30, 1996 compared to 23% and 33% for the same periods in 1995.

         The gross margin percentages achieved during the first nine months and the third quarter of 1996 are not necessarily indicative of the gross margins that will be achievable throughout the remainder of 1996.

SOFTWARE SERVICE COSTS

         Software service costs are direct costs associated with the Company's proprietary software product TAMS including; salaries, wages, travel, and other expenses incurred during installation, customization, training and maintaining the software.

         For the nine months ended September 30, 1996 such costs were 3% of net revenues and 86% of software related revenue. For the comparable period in 1995, such costs represented 10% of net revenues and 123% of software related revenues. For the three month period ended June 30, 1996 such costs were 3% of net revenues and 97% of software related revenues. For the same period in 1995 software service costs were 15% of net revenues and 231% of software related revenues. The reduction in the cost of software services is due to the completion of the mainframe product implementations.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased for the third quarter by $32,316 or 5% as compared to the same period in 1995. For the nine month period ended September 30, 1996 sales and marketing expenses increased by $653,599 or 44% over the same period in 1995.

         The increase in sales expenses is a result of the increase in consulting revenue experienced during the first nine months of 1996 compared to 1995.


SOFTWARE DEVELOPMENT EXPENSES

         Software development expense decreased 61% from $405,636 for the third quarter of 1995 to $157,235 in the third quarter of 1996. For the nine month period ended September 30, software development costs decreased by $40,277 or 6% when compared to the same period in 1995.

         The reduction for the comparable nine month period is primarily due to completion of the TAMS/O, Oracle client/server version of TAMS. The bulk of these investments were made in the last two quarters of 1995 and the first quarter of 1996.

         The Company's current expenditures for research and development are primarily focused on TAMS/O enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $262,962 or 171% for the three month period ended September 30, 1996 compared to the same period in 1995. General and administrative expense increased for the nine month ending September 30, 1996 by $494,456 or 82% over the same period in 1995.

         In comparing 1996 to the same period in 1995: employee related costs (i.e. insurance) have increased due to an increased number of employees; depreciation has increased due to a significant growth in fixed asset investments and a first time contribution to the employee 401(k) plan.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996 the Company had cash and cash equivalents of $1,505,230 and working capital of $3,353,823.

         The Company expects that cash flow from operations and existing cash and cash equivalents will be adequate to meet the Company's cash requirement during the remainder of 1996 and 1997.

FORWARD-LOOKING STATEMENTS

         The statements made above under "Results of Operations" relating to a continuing positive trend in consulting services and anticipated strong demand for consulting services throughout 1996; the industry's move to client/server and the increasing interest in the Company's TAMS/O product will positively affect software related revenues; a proposed agreement to make the Company's relationship with Oracle more formal as it relates to its TAMS/O software product; ability to grow, strengthen, maintain higher margins and improved utilization on client/server consulting; and the adequacy of cash flow are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As discussed above, the results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) general competition for consulting services;
(2) the ability to maintain and attract qualified consultants with the skill sets to meet market demands; (3) the continued availability of systems and consulting budgets within large corporations which tend to be susceptible to reduction during economic downturns and for other reasons; (4) the continued ability to sell consulting services and keep new consultants, the Company has been hiring, fully utilized; (5) failure to reach a contractual agreement with Oracle at mutually acceptable terms; and (6) Oracle's ability to capture market share and sell TAMS/O with its system.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         - No reports on Form 8-K were filed during the period
         - Exhibit 27, Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 8, 1996 by the following persons, thereunto duly authorized.


                                         InTime Systems International, Inc.



                                      By:           /S/  William E. Berry
                                                        William E. Berry
                                             President, Chief Executive Officer


                                      By:            /S/  Michael D. Matte
                                                          Michael D. Matte
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                         Accounting Officer)