Form 10KSB40
period 1996-12-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-04-14
CIK 934539

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1996.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                       65-0480407
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1601 FORUM PLACE, WEST PALM BEACH, FL                       33401
-------------------------------------                --------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (561) 478-0022


Securities registered under Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------

      None                                           None


 Securities registered under Section 12(g) of the Exchange Act:

      Units consisting of 1 share of Class A Common Stock and 1 Class A Warrant Class A Common Stock
      Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for its most recent fiscal year. $11,736,869.

The aggregate market value of the voting stock held by non-affiliates based on the closing price quoted by NASDAQ on March 14, 1997: $13,254,654. (Includes the value of Class A Common Stock and Class B Common Stock not in escrow or held by insiders. See Item 11).

Number of shares outstanding of each of the issuer's classes of common equity, as of March 18, 1997:
                  Class A Common Stock 1,816,591 Shares
                  Class B Common Stock 2,691,105 Shares
                  2,360,000 Class A Warrants

Documents incorporated by reference:

     LOCATION IN FORM 10-KSB:        INCORPORATED DOCUMENT:
     Part III-Items 10, 11, & 12     Definitive Proxy Statement in connection
                                     with its annual meeting of stockholders
                                     to be held on May 13, 1997

Transitional Small Business Disclosure Format (check one):

YES [ ] NO [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

InTime Systems International, Inc. ("The Company") and its wholly owned subsidiaries, the Consulting Team ("TEAM") and InTime Systems, Inc., are primarily engaged in providing system integration services relating to the selection, implementation and use of human resources, payroll and selected software systems. The Company was incorporated in Delaware in January 1994 and acquired all of the common stock of TEAM, a Florida corporation organized in 1985 and InTime Systems, Inc., a Delaware corporation organized in 1993. In 1995, The Company developed a proprietary time and attendance management software system, (TAMS), which provides management with combined time, attendance, payroll and human resource information on a real time basis. TAMS integrates the human resource and payroll systems for producing a paycheck, allowing employers to efficiently and accurately produce a paycheck and collect information to better monitor, analyze, and audit human resource costs in their business. TAMS is designed to be an efficiency enhancing, time and cost savings tool. The Company markets TAMS to large corporations, government agencies and not-for-profit organizations. Since 1985, TEAM has been providing consulting services to employers relating to the selection, implementation and use of human resource, payroll and selected software systems. It is from this experience that TAMS was developed incorporating many features that were not available in client human resource and/or payroll systems.

In January 1997, the Company signed a technology license agreement (the "Agreement") with ORACLE Corporation ("ORACLE") allowing ORACLE to promote, market and distribute TAMS/O through its worldwide distribution channels.

PRODUCT AND SERVICE  DESCRIPTION

CONSULTING SERVICES

The Company provides consulting services on Human Resource Management Systems
(HRMS) for Fortune 500 companies. The primary focus is directed toward strategic services consulting and full system implementation projects for major HRMS applications, such as Oracle, PeopleSoft, and ADP. TEAM's consulting fulfillment staff is structured around three (3) major consulting areas: Strategic Services, HRMS implementation, and Financial Consulting. The Strategic Services group provides consulting services on process reengineering and improvements, HRMS needs evaluation, vendor selection and negotiations, generalized Human Resource, Payroll and Benefit Administration and establishing Human Resource Information Centers. The HRMS implementation group provides consulting services on all aspects of HRMS implementation projects, including project definition, fit analysis, data modeling, functional and technical assistance on the implementation of packaged systems into production environments.

In October 1996, the Company established a financial consulting division to provide consultation services to Fortune 500 companies. The goal of the financial consulting division will be to provide consulting services similar to the HRMS implementation division with the primary focus on the implementation of financial systems and associated interfaces. This division will initially focus on present and former clients of the Company. This will allow for leveraging of the Company's consulting reputation into financial systems consulting opportunities. To ensure that these services can be delivered to the market, the Company is evaluating potential strategic alliances in the financial consulting area. To date this division has generated nominal revenues.

CONSULTING STAFF

TEAM's HRMS consulting staff consists primarily of senior level consultants who are experienced with human resource, payroll and benefit administration practices and recent changes in industry standards, technological advances, and government compliance regulations. TEAM's staff contains a blend of functional skills necessary to apply the business needs to the system's technology and technical skills needed to ensure the systems are designed with enough flexibility to handle the ever-changing business practices. TEAM recently established an employee training program to ensure its consultants are knowledgeable in the latest applications, technology and project management expertise.

MARKETING CONSULTING SERVICES

The Company's consulting services are marketed by public or association presentations, speeches and the preparation of relevant professional articles: by identifying prospective clients through participation in professional organizations, direct mail advertising in trade journals and publications read by corporate executives: by developing alliances with major HRMS vendors and other third party consulting organizations: and through referrals or inquiries to TEAM by prospects who have heard of TEAM's successful engagements with other clients. The Company continues to expand all of these traditional lead development avenues by adding new senior sales personnel, offering customer incentives, and by marketing TEAM's proprietary methodologies.

COMPETITION

The Company believes that specializing in the implementation of human resource/payroll/benefit systems is a unique service. By having a specialization in this area, TEAM will continue to have the ability to compete with large international consulting firms. Systems integration is a highly competitive industry, with competitors that include Big 6 accounting firms and various other consulting companies. During 1996, the Company began positioning itself to make the move into the global consulting arena with accounts in Latin America and prospects in the Middle East and Far East. TEAM is one of only a few specialized firms that provide full-service technical and functional assistance in the human resource, payroll and benefit systems area.

CONSULTING AGREEMENTS

Consulting services for all of TEAM's projects are documented through a Professional Services Agreement (PSA) and a Work Authorization Form (WAF). The PSA is written to cover the basic contractual terms while the WAF contains the specifics, such as rates and deliverables for each consulting engagement. By breaking contractual terms from specific terms for individual projects, a consulting engagement can be expanded to accommodate additional work or rate increases without having to renegotiate the contract. A typical implementation consulting contract involves two to four staff members for a period of six months to one year. Strategic service projects are more focused and average one to two staff members for a period of one month to six months.

Consultants work with clients on an hourly, daily, weekly or monthly basis. Generally, TEAM charges its clients for consulting services on an hourly or per diem rate basis. However, TEAM has recently entered into 'fixed price' and 'not to exceed bid' contracts. These contracts are only executed when TEAM has completed a project definition audit to correctly assess the effort and resources required.

Clients and the Company's staff must sign a confidential disclosure and non-compete agreement which preclude them from hiring any of the Company's consultants for a period of six months after the Company's contract with the client is completed.

MAJOR CUSTOMERS

During 1996, the following customers comprised 10% or more of the Company's net revenue:

              THE NEW YORK TIMES COMPANY            18.71%
              ASPLUNDH TREE SERVICE                 12.36%

The Company's major customers vary from year to year. See Item 7 note 8.

SOFTWARE PRODUCTS

InTime Systems International has two versions of TAMS. The first version is the original TAMS product, which was developed for operation in a mainframe environment. The second, TAMS/O, was specifically developed to work exclusively with the Oracle HRMS system.

In 1996, there were no new sales of the mainframe version of TAMS. This was primarily due to the fact that the HRMS market in general has moved to client/server technology. This has resulted in minimal expenditures by companies for mainframe-based products. Because of this market situation, aggressive sales activity for the mainframe version of TAMS was curtailed during 1996. Due to the lack of the demand for mainframe-based systems, no sales activity is planned for the mainframe version during 1997.

TAMS/O was specifically developed to work exclusively within the Oracle human resource and payroll system. The system was developed pursuant to Oracle Application Technical Standards, and therefore provides employers with a seamless interface between the systems.

Operating in an integrated environment eliminates the traditional need for multiple interfaces and high manual maintenance efforts associated with stand-alone time and attendance systems.

TAMS/O can provide employers with many efficiency and cost saving benefits, including:

     /bullet/ Elimination of duplicate payments, overpayments and underpayments;

     /bullet/ Eliminating the typical "time-crunch" associated with meeting payroll deadlines, which often lead to multiple errors;

     /bullet/ Eliminating the manual activity involved in consolidating, calculating, verifying, correcting, balancing and editing time and attendance system data prior to payroll processing;

     /bullet/ Controlling labor costs by providing management immediate information, such as attendance and work trends in various units and notice of where time or cost limits have been exceeded;

     /bullet/ Tracking accrued vacation and leave time and other employee entitlements such as family leave to facilitate the audit process and reduce auditing cost;

     /bullet/ Scheduling employees for work on many different shifts and plans;

     /bullet/ Helping management optimize the labor force mix of permanent, part-time, contract or shared-job employees.

MARKETING AND SALES STRATEGY
TAMS/O

The potential market for TAMS/O consist of each perspective customer of the Oracle HRMS systems. During 1996 several major milestones were achieved in regard to the release and sale of TAMS/O.

/bullet/ In January 1996, the TAMS/O product was formally approved by Oracle's Cooperative Application Initiative program. Under this program only third party products that have been designed to meet specific standards of integration with the Oracle application systems are approved. At present, there are only three other software products which have this approval for operation with the Oracle HRMS systems, and TAMS/O is the only time and attendance management product with such an approval.

/bullet/ Initial development of the product was completed in early 1996 and was first made available by general release during April. Definition of the general release stage included completion of all user, and system documentation, successful completion of a documented integration test plan, establishment of a customer support hot line, and establishment of packaging, distribution and installation procedures for the product.

/bullet/ Since general release of the product, agreements have been signed and TAMS/O has been installed in five companies. Although limited in number, this has been a positive result due to the fact that there was a limited number of Oracle HRMS customers in place during 1996, and no live sites as references. In addition to TAMS/O product sales, additional Oracle HRMS consulting and implementation business has been obtained by TEAM, which is the direct result of TAMS/O leads. An additional five companies engaged TEAM for Oracle consulting work during 1996.

/bullet/ Marketing and sales collateral were completed in 1996 including demonstration disk and Oracle application user group presentations. In addition, all marketing material and demonstration overviews were made available to all Oracle prospects through the Oracle Web site. It is anticipated that TEAM will, through marketing and sales efforts, have the opportunity to provide implementation and consulting services to Oracle prospects for the implementation of TAMS/O; however, no formal agreement or commitment to this is in place with Oracle.

/bullet/ Presentations and demonstrations were made during 1996 to the Oracle sales and sales support staff to expand their knowledge of the product. This has resulted in several joint proposals that are currently still in active evaluation.

During the first three quarters of 1996, direct TAMS/O sales efforts were limited due to the delay in the roll-out of the Oracle HRMS systems. Until the fourth quarter of 1996, Oracle had no live payroll site, which in turn caused a delay in the selection of the Oracle HRMS systems during 1996. Since TAMS/O can only be licensed to perspective Oracle HRMS customers, a decision was made by management to minimize sales expenses until Oracle had established live reference sites for its product.

The Company and Oracle entered into a Technology License Agreement (the "Agreement") effective February 19, 1997. Under the terms of the five-year Agreement, the Company licensed TAMS/O to Oracle on a non-exclusive basis in exchange for future sublicense fees and a percentage of maintenance fees paid to Oracle by its TAMS/O customers. The Agreement requires Oracle to pay the Company $500,000 in prepaid sublicense fees in 1997 but does not require Oracle to market TAMS/O. The Company is required to provide material technical support during the term of the Agreement. Commencing on February 20, 1998, Oracle will have the option to acquire a perpetual royalty-free and non-exclusive license to TAMS/O subject to continuing to pay three years of sublicense fees to the Company commencing with the date of exercise. If Oracle exercises the option, the Company's support responsibilities will cease except for routine telephone technical support.

LICENSE, MAINTENANCE, AND SERVICE AGREEMENT

During 1996, when the Company made direct sales of its current TAMS products, the Company provided a warranty of title against major programming defects. The licensee could elect an annual maintenance plan at a cost of approximately 15% to 18% of the base license fee. Also during 1996, the Company signed contracts with one of its customers to directly customize TAMS/O as part of a separate professional services agreement. The estimated revenue from implementation and consulting services can be approximately 2 to 3 times the cost of the license fee.

As a result of the agreement with Oracle, management does not anticipate extensive direct licensing of the product to prospective customers. Oracle will be licensing the product directly to its customers under similar terms as for the licensing of Oracle's own products. The Company will receive a royalty from each of the licenses Oracle and/or its distributors conclude pursuant to the conditions of the agreements.

COMPETITION AND TAMS/O

TAMS/O is the only time and attendance system which is fully integrated and formally approved (through the CAI approval process) with the Oracle HRMS systems. Although there are many stand-alone and independent management systems on the market, all require interfaces to be maintained and built, with duplication of data, additional training, and lower level of integrated functionality than is offered with TAMS/O.

As a result of the new technology license agreement with Oracle, it is anticipated that TAMS/O will be the only time and attendance management system offered directly by Oracle with integration with its payroll system.

The agreement with Oracle is not exclusive; therefore, there can be no assurance that other companies with financial resources and expertise in this specialized field do not have or are not currently developing a functionally equivalent product that will become available to Oracle in the near future. The computer industry is characterized by rapidly changing technology and is intensely competitive. The Company's ability to continue to provide Oracle with a competitive product will depend on Oracle's ability to license TAMS/O, and provide a continuing revenue stream to the Company to enhance and improve it. There can be no assurance that the Company will be able to compete successfully or that competitors will not develop technologies, products, or relationships which will render TAMS/O obsolete or less marketable or that the company will be able to successfully enhance TAMS/O on an on-going basis.

RESEARCH AND DEVELOPMENT

The Company is committed to refining TAMS to meet the changing needs of the market place and assuring continued compatibility of TAMS with the introduction of any new software. No assurances can be given that the Company will be able to do so, or if able to do so, that these refinements and upgrades will be introduced in a timely manner. The Company currently employs 5 development staff which expect to devote all or a portion of their time to development support in accordance with the Oracle distribution agreement. The Company's research and development department will handle all product enhancement activity, maintenance, and modification of TAMS in connection with the Oracle agreement.

EMPLOYEES

Currently, the Company has 84 full-time and 2 part-time employees, including its executive officers. The Company is currently using the services of 9 independent contractors. The Company's staff is divided into 11 employees in administration, 9 in sales and marketing, 5 in product development, 5 in software sales, 3 in training, 2 in recruiting, 2 in financial consulting, and 49 software consultants. None of the Company's employees or independent consultants are covered by a collective bargaining agreement; however, most are engaged by a standard letter agreement. Each person has signed a non-compete and confidential disclosure agreement. Management believes that the Company's relationship with its employees is excellent. The Company believes that the future success of the Company is dependent to a significant degree on its ability to retain existing employees and to attract additional skilled personnel, although there is no assurance that it will be able to do so.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases all of its office space. Its headquarters are in West Palm Beach, Florida, with additional sales and marketing offices in the Dallas, Texas; San Mateo, California, and Chicago, Illinois. areas.

The research and development office is in Columbia, South Carolina. Set forth below is a summary of the offices leased by the Company.

LOCATION                   SQUARE FEET  ANNUAL RENTAL     EXPIRATION DATE
------------------------   -----------  -------------  ------------------------
West Palm Beach, Florida      10,529       $137,794    Nov. 2001(1)
Columbia, South Carolina       5,400        $60,480    April 1997, July 1998(2)
Dallas, Texas                    285        $13,575    Jan. 1998(3)
San Mateo, California          1,115        $18,732    Jan. 1998(3)

1) 10,529 square feet in an office complex in West Palm Beach. The lease expires October 2001. The rental rates, including CAM, range from $15.00 to $19.25 per square foot over the life of the lease.

1)  1,800 square feet expires April 1997, 3,600 square feet expires July 1998.

2) Space rented in executive office suites. No long term arrangements have been entered into. It is anticipated any annual rental entered into will be at comparable rates.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF SECURITIES

Effective February 16, 1995 the Company's common stock units; consisting of 1 share of Class A Common Stock and 1 Class A warrant to purchase 1 share of Class A Common Stock, began trading on the Small Cap Market of the NASDAQ Stock Market under the symbols: units, TAMSU; Class A Common Stock, TAMSA; and Class A Warrants, TAMSW.

As of March 14, 1996, the Company believes there were in excess of 300 beneficial owners for the common stock units, Class A Common Stock, and warrants. The high and low bid prices for the period February 16, 1995 (the effective date of the Company's initial public offering) through December 31, 1996 as reported by NASDAQ are:

                                      1995                       1996
                                      ----                       ----
UNITS (TAMSU)                    HIGH        LOW            HIGH       LOW
-------------                    ----        ---            ----       ---

Fourth Quarter                 $ 9.75    $  8.50          $10.50     $9.00
Third Quarter                  $10.25    $  8.50          $ 9.58     $8.50
Second Quarter                 $ 9.50    $ 6.125          $10.75     $8.38
First Quarter                  $ 7.00    $  5.00          $ 9.88     $8.25

CLASS A COMMON STOCK (TAMSA)     HIGH        LOW            HIGH       LOW
----------------------------     ----        ---            ----       ---

Fourth Quarter                $ 7.125     $ 6.25           $8.00     $6.89
Third Quarter                 $  7.50     $ 5.74           $7.47     $6.50
Second Quarter                $  6.00     $ 4.75           $8.00     $6.25
First Quarter                 $  5.00     $ 4.50           $6.89     $6.13

CLASS A WARRANTS (TAMSW)         HIGH        LOW            HIGH       LOW
------------------------         ----        ---            ----       ---

Fourth Quarter                 $ 2.75     $  2.25          $2.75     $1.75
Third Quarter                  $ 3.25     $ 2.125           2.25      1.63
Second Quarter                 $ 2.00     $  1.00           2.75      2.00
First Quarter                  $ 1.25     $  1.00           3.00      2.00


At March 14, 1997, the closing prices for the Company's common stock units, Class A Common Stock and warrants as reported by NASDAQ, were $9.75, $7.25 and $2 respectively. Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs, or commissions. Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the following persons and entities acquired shares of common stock and other securities from the Company as set forth in the table below:


                                                                      AMOUNT OF
                                                      CLASS OF       SECURITIES
STOCKHOLDER                               DATE       SECURITIES          SOLD       CONSIDERATION
-----------                               ----       ----------      ----------     -------------

William E. Berry                         1/04/94    Common Stock      1,500,000     Stock of The
  Declaration of Trust U/A                                                          Consulting
                                                                                    Team, Inc.
                                                                                    and InTime
                                                                                    Systems, Inc.

John E. and Carol E. Steiner             1/04/94    Common Stock     1,500,000      Stock of The
                                                                                    Consulting
                                                                                    Team, Inc.
                                                                                    and InTime
                                                                                    Systems, Inc.

Aqumulate, Ltd.                         12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

William H. and Ann V. Baker             12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

Howard Berg                             12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

Mark Berger                             12/08/94    Bridge Note      $ 12,500       $ 12,500
                                                    Warrants            6,250

George H. Bucci                         12/12/94    Bridge Note      $ 75,000       $ 75,000
                                                    Warrants           37,500

Michael Cantor                          12/08/94    Bridge Note      $ 50,000       $ 50,000
                                                    Warrants           25,000

Ron Cantor and Marc Roberts             12/08/94    Bridge Note      $ 50,000       $ 50,000
                                                    Warrants           25,000

Chana Sasha Foundation                  12/12/94    Bridge Note      $100,000       $100,000
                                                    Warrants           50,000

CLFS Limited                            12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

Philippe Cochran                        12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

Ike Cohen                               12/08/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500

Howard Commander                        12/08/94    Bridge Note      $ 50,000       $ 50,000
                                                    Warrants           25,000


Alan Conners                            12/12/94    Bridge Note      $ 25,000       $ 25,000
                                                    Warrants           12,500


Leonard R. Farber                       12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

Melrene Friedler                        12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

Goldstein Family                        12/08/94   Bridge Note      $ 25,000        $ 25,000
  Loving Trust                                     Warrants           12,500

Stuart Gruber                           12/12/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Stanley D. Hoffman                      12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Stanley Hoffman, M.D. PSP               12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Bruce and Marjorie Kashkin              12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Joseph S. Kulpa                         12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Ernest La Froscia                       12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Alda Levitt                             12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

George Lionikis, Sr.                    12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Victor J. and June Mosele               12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500


Dennis F. Nardoni                       12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500


North Oaks Obstetrics and               12/08/94   Bridge Note      $ 25,000        $ 25,000
Gynecology                                         Warrants           12,500

Gary R. and Rebecca Perrine             12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

James R. Pinke, M.D.                    12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

Roger Rankin                            12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

Norman Ravski                           12/08/94   Bridge Note      $ 50,000        $ 25,000
                                                   Warrants           25,000


Steven Richman                          12/08/94   Bridge Note      $ 50,000        $ 50,000
                                                   Warrants           25,000

August J. Saccoccio                     12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Adam J. Shapiro                         12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Joel Silidker                           12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Steven Sklow                            12/12/94   Bridge Note      $ 12,500        $ 12,500
                                                   Warrants            6,250

Theodore R. Tetzlaff                    12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500


Anthony Tufano                          12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

Richard D. and Luella a. Tufo,          JTWROS     Bridge Note      $ 50,000        $ 50,000
                                        12/12/94   Warrants           25,000

United Congregation Mesora              12/12/94   Bridge Note      $150,000        $150,000
                                                   Warrants           75,000

George Wailand                          12/08/94   Bridge Note      $ 25,000        $ 25,000
                                                   Warrants           12,500

The common stock, bridge notes and Warrants listed above were sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Each Warrant entitles the registered holder to purchase one share of Class A Common Stock at an exercise price of $7.00 through the close of business on February 15, 2000 provided that at such time a current Prospectus relating to the Company's Class A Common Stock is in effect and the Class A Common Stock is qualified for sale or exempt from qualification under applicable state securities laws.

Commencing February 16, 1996, the Warrants became redeemable by the Company on 30 days' prior written notice at a redemption price of $.05 per Warrant, provided the average closing bid price of the Company's Class A Common Stock in the over-the-counter market as reported by Nasdaq for any 30 consecutive business days ending within 15 days of the notice of redemption averages in excess of $9.80 per share (subject to adjustment in the event of any reverse stock split or similar events). The notice of redemption shall be sent to the registered address of the registered holders of the Warrants. All Warrants must be called for redemption if any are redeemed.

The exercise prices of the Warrants were determined by negotiation between the Company and the underwriter of its initial public offering and should not be construed to predict, or to imply that, any price increases will occur in the Company's securities. The exercise price of the Warrants and the number and kind of shares of Class A Common Stock or other securities and property to be obtained upon exercise of the Warrants, are subject to adjustment in certain circumstances including a stock split, stock dividend, a subdivision, combination or recapitalization of the Class A Common Stock or the issuance of shares of Class A Common Stock at less than the market price of the Class A Common Stock. Additionally, an adjustment would be made upon the sale of all or substantially all of the assets of the Company for less than market value, a merger or other unusual events (other than share issuances pursuant to employee benefit and stock incentive plans for directors, officers, employees and consultants of the Company) so as to enable Warrantholders to purchase the kind and number of shares or other securities or property (including cash) receivable in such event by a holder of the kind and number of shares of Class A Common Stock that might otherwise have been purchased upon exercise of such Warrant. No adjustment for previously paid cash dividends, if any, will be made upon exercise of the Warrants. The Company is not required to issue fractional shares of Class A Common Stock, and in lieu thereof will make a cash payment based upon the current market value of such fractional shares. Shares of Class A Common Stock issued upon exercise of Warrants for which payment has been received in accordance with the terms of the Warrants, will be fully paid and non-assessable.

The Warrants do not confer upon the Warrantholder any voting or other rights of a stockholder of the Company. Upon notice to the Warrantholders, the Company has the right to reduce the exercise price or extend the expiration date of the Warrants. Although this right is intended to benefit Warrantholders, to the extent the Company exercises this right when the Warrants would otherwise be exercisable at a price higher than the prevailing market price of the Class A Common Stock, the likelihood of exercise, and resultant increase in the number of shares outstanding, may result in making more costly, or impeding, a change in control in the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following selected financial data and discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other detailed financial information included elsewhere in this annual report.

SELECTED FINANCIAL DATA

The following tables set forth selected financial and operating data for the years ended December 31, 1996 and 1995. The information for the years ended December 31, 1996 and 1995 has been derived from the consolidated financial statements of the Company, which have been audited by Price Waterhouse, LLP the Company's independent accountants and appears elsewhere in this annual report.

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                        1995          1996
                                                      -------       -------
                                                       (DOLLARS IN THOUSANDS)

STATEMENT OF INCOME DATA:
Revenues:

  Consulting Services .........................       $ 6,774       $11,193
  Software Related Services(1) ................           520           479
  Other .......................................           219            65
                                                      -------       -------
  Net Revenues ................................         7,513        11,737
Cost and Expenses:

  Consulting Services .........................         4,486         6,003
  Cost of Software Services(1) ................           851           353
  Sales and Marketing .........................         2,271         2,864
  Software Development ........................         1,139           810
  General and Administrative ..................         1,015         1,648
                                                      -------       -------

Income (Loss) Before Taxes ....................        (2,249)           60
  Income Taxes ................................           415          --
                                                      -------       -------
Net Income (Loss) .............................        (1,834)           60
                                                      =======       =======

Net Income (Loss) Per Share ...................          (.77)          .02
                                                      =======       =======

1) Software related services revenue is derived from software license fees and maintenance fees. Software service costs are direct costs associated with the Company's proprietary software product TAMS including salaries, wages, travel, and other expenses incurred in earning the software related services revenues.

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net sales for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995              1996
                                                     -----             ------
                                                        (Dollars In Thousands)

Net Sales..........................................  100.0%            100.0%
Consulting Service Costs...........................    59.7              51.1
Software Service Costs.............................    11.3               3.0
Sales/Marketing Expenses...........................    30.3              24.4
Software Development...............................    15.2               6.9
General and Administrative Expenses................    14.2              14.0
                                                     ------            ------

Income (Loss) from Operations......................  (29.9%)              .01%
                                                     ======            ======


REVENUES

Net revenues for the year ended December 31, 1996 increased by $4,223,827 or 56% over net revenues for 1995. The increase was due entirely to consulting services revenue which increased by $4,419,031 or 65%. The increase in 1996 represents the continued strong demand for systems integration services. The growth of consulting services for 1996 is due to increases in billing rate and a reduction of non-billable time. Although the demand for consulting services remains strong and the outlook is good, it is unlikely that the Company, in the future, can continue to grow at the current rate solely from rate increases.

Software related revenue decreased by $40,670 from 1995 to 1996 or approximately 8%. During 1996 the Company recognized no new sales from the mainframe version of the TAMS product. This resulted primarily from the HRMS market moving from a mainframe platform to client server technology. This perceived market shift has resulted in minimal expenditures by companies for mainframe products.

During 1995, the Company began to develop the client server based product - TAMS/O. The client server version of the TAMS product was specifically developed to work exclusively with the Oracle Corporation HRMS application. In 1996, direct TAMS/O sales efforts were limited due to the delay in the roll-out of the Oracle HRMS systems. Since TAMS/O was developed specifically to work with the Oracle HRMS system, only a small portion of the potential market was available for sales during 1996. In January of 1997, the Company entered into an agreement with Oracle Corporation which allows for the world-wide, non-exclusive distribution of TAMS/O directly by Oracle. Under this agreement, Oracle may market the product under their own product name. The product will be listed on the Oracle price list and sold with Oracle HRMS systems. At this time, management cannot reasonably estimate the impact on software sales of the Oracle distribution network for TAMS/O.

CONSULTING SERVICE COSTS

For the year ended December 31, 1996, the cost of consulting services increased by $1,517,215 or 34% and represented 51% of net sales and 54% of consulting revenues. For the same period in 1995, the cost of consulting services were 53% and 55% of net sales and consulting revenues respectively. The cost of the consulting services as a percentage of consulting revenues can be impacted by several factors. These factors include the cost of individual consultants and the actual billable time they achieve during the year. As the demand for consultants and systems integration increases, the Company expects that the cost for individual consultants will also increase. Management anticipates passing these costs along to their clients; however, there are no assurances that the cost increases can be completely passed through or passed through at all.

As a result of the industry demand for systems integration services, the Company has focused on specific vendor applications and larger implementations. The Company will be hiring new consultants and training them on applications that the Company views have the largest growth potential. This will include Oracle, PeopleSoft, and ADP. The hiring and training period will represent non-billable time and will have a negative impact on margins between consulting revenues and the cost of consulting services. Management believes that this will have a short term impact; however, the long term benefits of having the resources available to meet demand will outweigh this temporary impact to earnings.

In addition to the items noted above, the Company also uses independent contractors. Cost for outside contractors can range between 30% to 60% higher depending on the technical abilities of the contractor. Depending on the mix between employees of the Company and outside contractors, this could have a significant impact on the cost of consulting services. The increase cost associated with the independent contractors generally cannot be passed on to clients.

SOFTWARE SERVICE COSTS

Software service costs are direct costs primarily associated with the Company's proprietary TAMS products. These costs include salaries, wages, travel, and other expenses incurred from sales support efforts.

For the year ended December 31, 1996, software services costs decreased by $498,405 from the same period in 1995. Costs were 15% of net revenues and 74% of software related revenues for the year ended December 31, 1996. For the year ended December 31, 1995, such cost were 11.3% and 165% of net revenue and software related revenues respectively. The reduction in cost from the prior year represents staff reductions relating to the TAMS mainframe product and a reduction in the sales efforts for the TAMS/O product. Additionally, as previously noted, no significant investment was made for the marketing of the TAMS/O product given the delays in the general release of the Oracle HRMS application. With the signing of the Oracle agreement, such a marketing related cost should be minimal as the primary focus of the marketing and advertising and sales cost associated with this product will be incurred by Oracle. The Company will be required to provide sales support in conjunction with this contract.

SALES AND MARKETING EXPENSES

Sales and marketing expense as a percentage of net sales decreased from 30% in 1995 to 24% in 1996. The drop in the percentage of sales and marketing expense to net revenues can be attributable to capitalizing on initiatives that began in 1995. In addition, a more territorial dispersion of sales staff took place in 1996 which cut down on travel and related cost associated with sales-calls and related proposals. As previously noted under the Consulting Revenue section, the Company has turned its focus to three primary HR and payroll systems applications which should further assist in maintaining sales and marketing-related expense at its current levels.

SOFTWARE DEVELOPMENT EXPENSES

Software development costs decreased by $329,193 or 28.9% during 1996 as compared to the same period in 1995. Software development costs consist primarily of salary and wages of the development staff required to support existing systems and the Oracle agreement. Any additional future cost will be based on the support required as a result of product sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $632,257 or 62% from the same period in 1995. As a percent of net revenues, general and administrative expenses were 14% for the year ended December 31, 1996 and 1995. During the fourth quarter of 1996, the Company accrued a non-recurring charge of $50,000 for the relocation of the administrative and financial functions from Columbia, South Carolina to West Palm Beach, Florida. These costs were primarily associated with the termination pay for existing staff in Columbia.

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company reported net income of $60,335 as compared to a net loss $1,834,053 in 1995. The turn-around from the net loss to net income during fiscal year 1996 was attributable to several factors:

1. A reduction in the overall cost incurred in the development of software products.
2.  Decreased sales and marketing expenses relating to TAMS.
3.  A refocus on the core business of consulting..

During 1996, the Company focused on completing the agreement with Oracle for the TAMS/O product. Since Oracle was experiencing a delay in the release of the HRMS Payroll application system, the Company curtailed spending in the sales and marketing areas, thus reducing expenses associated with the product. The Company continued to negotiate for the agreement during 1996 recognizing that the Oracle sales distribution network would be much more effective in reaching the current Oracle customers as well as future sales prospects. This allowed management to refocus its attention on the core business of consulting. The Company expects the industry to continue to grow as projected by industry publications and fully expects the Company to continue to grow within the industry expectation.

The Company's revenue from software sales during 1997 will be directly dependent upon Oracle's ability to market and sell its existing HRMS application package and the TAMS/O productivity software. The Company does not expect to see significant revenues from the software sales until third quarter 1997. If material software sales do not begin to occur by the third quarter 1997, the Company will reduce staff and other expenditures in support of TAMS/O

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital in the amount of $3,442,071. During 1996, the Company had net cash used in operating activities of $131,034 as compared to cash used in operating activities of $2,172,133 for the year ended December 31, 1995. For the year ended December 31, 1996, the company had a net cash increase of $53,173 compared to $723,048 for the year ended December 31, 1995. In 1995, the Company received $5,362,296 of proceeds from an initial public offering.

The Company does not expect to have any significant commitments for capital expenditures over the next twelve months. Capital expenditures will consist primarily of computers for new consultants hired during 1997. The Company expects that all capital expenditures will be financed through existing cash flow of the Company. The Company has lease obligations outstanding of $327,058. The Company has no outstanding lines of credit or debt as of December 31, 1996. Management believes the Company has sufficient working capital to meet the current cash requirements for the next twelve months.

FORWARD-LOOKING STATEMENTS

The statements made above under "Management Discussion and Analysis and Results of Operations" relating to the Company's expectations for demand for consulting services will remain strong throughout 1997, the Company's ability to grow within industry expectations, and anticipated increases in revenues from the sale of TAMS/O are forward-looking statements as described in the Private Securities Litigation Reform Act of 1995. As discussed above, the results anticipated by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) general competition for consulting services, specifically HRMS consulting; (2) the ability to maintain and attract qualified consultants and sales staff with the skill sets to meet market demands; (3) the continued availability of systems and consulting budgets within large corporations which tend to be susceptible to reduction during operating and/or economic downturns; (4) the ability to pass on increased consulting cost; (5) the length of the sales cycle for HR/payroll systems and TAMS because of their complexity, size and cost; (6) potential future competition that may develop technology to compete directly with TAMS; (7) the ability of Oracle to successfully sell its HRMS payroll system; (8) the absence of material problems in the operation of Oracles' HRMS payroll system; (9) the absence of material problems with the operation of TAMS/O; and (10) a reversal of the general tendency in the marketplace to move to client/server technology.

ITEM 7.  FINANCIAL STATEMENTS

See F-1 through F-18 at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1997, section entitled "Election of Directors".

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1997, section entitled "Executive Compensation".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1997, sections entitled "Voting Securities and Principal Holders Thereof".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's Roxy Statement for the annual meeting of stockholders to be held on May 13, 1997, section entitled "Related Party Transactions".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         23.1 - Consent to Independent Accountants
         27.1 - Financial Data Schedule

(a) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 11, 1997.

                                        InTime Systems International, Inc.

                                      By: /s/ WILLIAM E. BERRY
                                          -------------------------------------
                                              William E. Berry
                                          President, (Chief Executive Officer)

          In accordance with the Securities Exchange Act of 1934, this report has been signed on April 11, 1997 by the following persons in the capacities indicated:

SIGNATURE                                 TITLE                      DATE
---------                                 -----                      ----

/s/ JOHN E. STEINER                Chairman of the Board       April 11, 1997
---------------------------
John E. Steiner

/s/ WILLIAM E. BERRY               Director                    April 11, 1997
---------------------------
William E. Berry

/s/ MICHAEL MATTE                  Chief Financial Officer     April 11, 1997
---------------------------
Michael Matte

/s/ RICHARD H. WILLIAMS            Director                    April 11, 1997
---------------------------
Richard H. Williams

/s/ SHERMAN A. DRUSIN              Director                    April 11, 1997
---------------------------
Sherman A. Drusin

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Independent Accountants                                        F-2

Consolidated Balance Sheet as of December 31, 1996 and 1995              F-3

Consolidated Statement of Operations for the years ended
   December 31, 1996, 1995 and 1994                                      F-4

Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                   F-5

Consolidated Statement of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                      F-6

Notes to Consolidated Financial Statements                               F-7

PRICE WATERHOUSE LLP                                   [LOGO]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of InTime Systems International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InTime Systems International, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
------------------------
Price Waterhouse LLP

March 14, 1997
Atlanta, Georgia

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                                1996           1995
                                                             -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,941,747    $ 1,888,574
   Accounts receivable, net of allowance for doubtful
     accounts of $102,654 and $72,000, respectively            2,101,940      1,336,519
   Other assets                                                   89,601         79,184
                                                             -----------    -----------
     Total current assets                                      4,133,288      3,304,277


Property and equipment, net of accumulated
   depreciation and amortization (Note 3)                        633,558        798,233
Software development costs, net of accumulated
   amortization (Note 4)                                         312,491        468,491
                                                             -----------    -----------
                                                             $ 5,079,337    $ 4,571,001
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     $   361,888    $   290,454
   Deferred revenue                                              126,426         73,622
   Current obligations under capital leases (Note 6)             202,903          8,452
                                                             -----------    -----------

     Total current liabilities                                   691,217        372,528

Obligations under capital leases (Note 6)                        124,155         15,002
                                                             -----------    -----------
     Total liabilities                                           815,372        387,530
                                                             -----------    -----------
Stockholders' equity (Note 9)
   Preferred stock:
     Par value $1.00 per share; 5,000,000 shares
       authorized; no shares issued or outstanding                  --             --
   Common stock:
     Class A common stock:
       Par value $.01 per share; 16,905,279 shares
         authorized; 1,790,516 and 1,610,000 shares issued
         and outstanding, respectively                            17,905         16,100

     Class B common stock:
       Par value $.01 per share; 3,094,721 shares
         authorized; 2,715,664 and 2,884,721 shares issued
         and outstanding, respectively                            27,157         28,847

   Additional paid-in capital                                  6,180,643      6,160,599
   Retained deficit                                           (1,961,740)    (2,022,075)
                                                             -----------    -----------
     Total stockholders' equity                                4,263,965      4,183,471
Commitments and contingencies (Note 6)                              --             --
                                                             -----------    -----------

                                                             $ 5,079,337    $ 4,571,001
                                                             ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                              ------------
                                                              DECEMBER 31,
                                                              ------------
                                                    1996         1995           1994
                                                -----------   -----------    -----------
Net revenues:
   Consulting services                          $11,193,014   $ 6,773,983    $ 5,589,992
   Computer software services                       479,019       519,689        192,500
   Interest income                                   41,829       208,451          3,180
   Other                                             23,007        10,919          6,131
                                                -----------   -----------    -----------
                                                 11,736,869     7,513,042      5,791,803

Costs and expenses:
   Cost of consulting services                    6,002,642     4,485,427      3,069,395
   Cost of software services                        352,674       851,079           --
   Sales and marketing                            2,863,599     2,270,667      1,594,493
   Computer software research
     and development                                810,039     1,139,232         54,500
   General and administrative                     1,647,580     1,015,323        846,804
                                                -----------   -----------    -----------
Income (loss) before
   benefit (provision) for income taxes              60,335    (2,248,686)       226,611

Benefit (provision) for income taxes (Note 5)          --         414,633       (414,633)
                                                -----------   -----------    -----------
     Net income (loss)                          $    60,335   $(1,834,053)   $  (188,022)
                                                -----------   -----------    -----------
     Net income (loss) per share                $       .02   $      (.77)   $      (.16)
                                                ===========   ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                CLASS A COMMON STOCK          CLASS B COMMON STOCK
                                              -------------------------     -------------------------     ADDITIONAL
                                                  NUMBER                        NUMBER                     PAID-IN
                                                OF SHARES    PAR VALUE      OF SHARES      PAR VALUE       CAPITAL
                                              -----------   -----------     -----------  ------------    -----------
Balance at December 31, 1993                         --     $      --       3,094,721    $    30,947     $      --

Transfer of accumulated retained earnings
  of S Corporations to additional paid-in
  capital                                            --            --            --             --         1,002,893

Distributions to stockholders                        --            --            --             --          (190,590)

Net loss                                             --            --            --             --              --
                                              -----------   -----------   -----------    -----------     -----------

Balance at December 31, 1994                         --            --       3,094,721         30,947         812,303

Issuance of 1,400,000 shares of
  common stock in connection with
  the initial public offering (Note 9)          1,400,000        14,000          --             --         5,348,296

Conversion of 210,000 Class B
  shares to Class A shares as underwriter's
  over-allotment option in connection with
  the initial public offering (Note 9)            210,000         2,100      (210,000)        (2,100)           --

Net loss                                             --            --            --             --              --
                                              -----------   -----------   -----------    -----------     -----------

Balance at December 31, 1995                    1,610,000        16,100     2,884,721         28,847       6,160,599

Conversion of 169,057 Class B
  shares to Class A shares                        169,057         1,690      (169,057)        (1,690)           --

Exercise of stock options                          11,459           115          --             --            20,044

Net income                                           --            --            --             --              --
                                              -----------   -----------   -----------    -----------     -----------

Balance at December 31, 1996                    1,790,516   $    17,905     2,715,664    $    27,157     $ 6,180,643
                                              ===========   ===========   ===========    ===========     ===========

                                                                  TOTAL
                                                 RETAINED      STOCKHOLDERS'
                                                  DEFICIT         EQUITY
                                                -----------    ------------

Balance at December 31, 1993                    $ 1,002,893    $ 1,033,840

Transfer of accumulated retained earnings
  of S Corporations to additional paid-in
  capital                                        (1,002,893)          --

Distributions to stockholders                          --         (190,590)

Net loss                                           (188,022)      (188,022)
                                                -----------    -----------

Balance at December 31, 1994                       (188,022)       655,228

Issuance of 1,400,000 shares of
  common stock in connection with
  the initial public offering (Note 9)                 --        5,362,296

Conversion of 210,000 Class B
  shares to Class A shares as underwriter's
  over-allotment option in connection with
  the initial public offering (Note 9)                 --             --

Net loss                                         (1,834,053)    (1,834,053)
                                                -----------    -----------

Balance at December 31, 1995                     (2,022,075)     4,183,471

Conversion of 169,057 Class B
  shares to Class A shares                             --             --

Exercise of stock options                              --           20,159

Net income                                           60,335         60,335
                                                -----------    -----------

Balance at December 31, 1996                    $(1,961,740)   $ 4,263,965
                                                ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     YEAR ENDED
                                                                                    ------------
                                                                                    DECEMBER 31,
                                                                                    ------------

                                                                          1996          1995           1994
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                  $    60,335    $(1,834,053)   $  (188,022)
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                      393,552        194,989         61,653
       Provision for doubtful accounts
         receivable                                                        30,654         37,200         27,000
       Loss on sale-leaseback transaction                                  66,679           --             --
       Changes in assets and liabilities:
       Increase in accounts receivable                                   (796,075)       (89,925)      (462,014)
       Increase in other assets                                           (10,417)       (59,725)       (19,459)
       Increase (decrease) in accounts payable
         and accrued expenses                                              71,434        (79,608)       320,279
       Increase (decrease) in deferred revenue                             52,804         73,622       (122,500)
       (Decrease) increase  in deferred income taxes                         --         (414,633)       414,633
                                                                      -----------    -----------    -----------

         Net cash (used in) provided by operating activities             (131,034)    (2,172,133)        31,570
                                                                      -----------    -----------    -----------

Cash flows used in investing activities:
   Software development costs capitalized                                    --         (128,697)      (274,905)
   Purchases of property and equipment                                    (88,523)      (788,010)       (61,460)
                                                                      -----------    -----------    -----------

         Net cash used in investing activities                            (88,523)      (916,707)      (336,365)
                                                                      -----------    -----------    -----------
Cash flows provided by financing activities:
   Distributions to stockholders                                             --             --         (190,590)
   Decrease (increase) in prepaid IPO costs                                  --          583,770       (583,770)
   (Repayment) issuance of notes payable to stockholders                     --         (625,000)       625,000
   (Repayment) issuance of bridge notes to investors                         --       (1,500,000)     1,500,000
   Proceeds from sale of computer equipment in sale-leaseback
    transaction                                                           362,041           --             --
   Repayment of capital lease obligations                                (109,470)        (9,178)       (23,933)
   Proceeds from the issuance of common stock                              20,159      5,362,296           --
                                                                      -----------    -----------    -----------

         Net cash provided by financing activities                        272,730      3,811,888      1,326,707
                                                                      -----------    -----------    -----------

Increase in cash and cash equivalents                                      53,173        723,048      1,021,912

Cash and cash equivalents, beginning of year                            1,888,574      1,165,526        143,614
                                                                      -----------    -----------    -----------
Cash and cash equivalents, end of year                                $ 1,941,747    $ 1,888,574    $ 1,165,526
                                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest
    under capital lease obligations (Note 6)                          $    29,921    $     1,989    $     3,620
                                                                      ===========    ===========    ===========

Supplemental disclosure of non-cash financing and investing
 activities:
   Increase in capital lease obligations (Note 6)                     $   413,074    $      --      $    47,778
                                                                      ===========    ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF FINANCIAL STATEMENT
PRESENTATION:

InTime Systems International, Inc. (the "Company") was incorporated in the State OF Delaware on January 3, 1994. Upon formation, the Company acquired all of the outstanding common stock of The Consulting TEAM, Inc. ("TEAM") AND InTime Systems, Inc. ("InTime") (collectively, the "Companies"). TEAM and InTime operated under common control, with common stockholders and management. The Company, as successor, continued the business activities previously conducted by TEAM and InTime. TEAM was incorporated in the State of Florida on June 4, 1985. TEAM provides a wide array of human resource and payroll systems consulting services to governmental and business entities in the United States. InTime was incorporated in the State of Delaware on February 2, 1993. InTime designs, develops, markets and installs computer software to aid governmental and business entities in their management of human resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements of the Company include the operations of TEAM and InTime. All significant transactions and balances between the Company, TEAM and InTime have been eliminated in consolidation.

REVENUE RECOGNITION
/bullet/ Consulting services - The Company performs consulting services generally on a time and expense basis. Revenues are recognized as services are performed. Certain reimbursable expenses incurred in the performance of consulting services are included in net revenues from consulting services and costs of consulting services provided in the Consolidated Statement of Operations.

/bullet/ Computer software services - Revenue from computer software sales is recognized upon delivery and customer acceptance, which signifies that the Company has no significant obligations remaining, and collection of the resulting receivable is probable, in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition." If significant vendor obligations remain, the Company will accrue for the remaining costs. The Company does not grant returns or refunds after customer acceptance of the software.

          Software sold is covered under warranty during the period a maintenance plan is in force and in effect. The Company provides a 90 to 180 day free maintenance period as part of its initial license agreement with a customer. Any estimated costs to provide such services are accrued upon product shipment. A subsequent maintenance plan may be purchased by the customer for a fee. Such maintenance fee revenue is recognized on a pro rata basis over the terms of the agreements.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In 1995 and 1996, the Company included certain software installation, customization and other related revenues as computer software services on the accompanying Consolidated Statement of Operations. The cost of providing these services is included in costs of software services. No comparable breakout of these costs was available in 1994.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost less accumulated depreciation. Depreciation for financial reporting purposes is recorded using the straight-line method over estimated useful lives ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses on sales of equipment are reflected in current operations.

COMPUTER SOFTWARE RESEARCH AND DEVELOPMENT COSTS
All computer software research and development costs are expensed as incurred prior to the establishment of technological feasibility.

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
Capitalized computer software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins upon establishment of technological feasibility as defined in SFAS No. 86 and is discontinued when the resulting product is available for general release.

Amortization of capitalized computer software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years.

INCOME TAXES
The Corporation records taxes under an asset and liability approach recognizing deferred tax liabilities and assets for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

EARNINGS PER SHARE
Earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents using the treasury stock method. Common share equivalents include common shares issuable upon exercise of stock options granted (using the treasury stock method) and warrants issued in connection with the private placement offering and the IPO (see Notes 9 and 10). Common share equivalents exclude all common shares and common shares issuable upon exercise of stock options that are being held in escrow.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for transactions entered into in fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. The Statement allows measurement of compensation cost in conformity with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", provided pro forma disclosure is made concerning net income as if the fair value approach had been applied. The Company adopted the disclosure approach permitted by SFAS No. 123 effective January 1, 1996 and continues to apply the compensatory measurement principles of APB No. 25.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:
                                                          DECEMBER 31,
                                                    -----------------------
                                                       1996          1995
                                                    ---------     ---------
Furniture and fixtures                              $ 235,862     $ 238,058
Computer hardware and other equipment                 699,104       705,009
Vehicle                                                47,778        47,778
Leasehold improvements                                  8,945         8,945
                                                    ---------     ---------
                                                      991,689       999,790
Less - Accumulated depreciation and amortization     (358,131)     (201,557)
                                                    ---------     ---------

                                                    $ 633,558     $ 798,233
                                                    =========     =========

Depreciation of property and equipment totaled $237,552, $99,593 and $30,569 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has entered into noncancellable capital leases on the above vehicle and certain computer equipment. (See Note 6.)

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - SOFTWARE DEVELOPMENT EXPENDITURES:

Computer software research and development expenditures are summarized as follows:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                          --------------------------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------
Total computer software research
  and  development expenditures           $  810,039    $1,267,929    $  329,405
Less - Additions to capitalized
  computer software development
  costs, before  amortization                   --         128,697       274,905
                                          ----------    ----------    ----------
Computer software research and
  development expense                     $  810,039    $1,139,232    $   54,500
                                          ==========    ==========    ==========


In 1996, the costs consisted solely of salary and wages of development staff required to enhance and maintain the existing systems.

Activity for capitalized software development costs is summarized as follows:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                          --------------------------------------
                                             1996          1995          1994
                                          ---------     ---------     ---------

Balance at beginning of year, net         $ 468,491     $ 435,190     $ 191,370
Additions                                      --         128,697       274,905
Amortization expense                       (156,000)      (95,396)      (31,085)
                                          ---------     ---------     ---------

Balance at end of year, net               $ 312,491     $ 468,491     $ 435,190
                                          =========     =========     =========

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES:

From inception through December 31, 1993, the Companies elected to be taxed as S Corporations under the Internal Revenue Code. Accordingly, taxable income or loss was allocated directly to the stockholders, and the Companies did not provide for income taxes.

In January 1994, the stockholders of TEAM and InTime terminated the S Corporation elections of the Companies to be effective January 1, 1994. In connection with these terminations, the Company recorded deferred taxes of $325,028, as calculated in accordance with SFAS No. 109, "Accounting for Income Taxes".

For the years ended December 31, 1996, 1995 and 1994, the (benefit) provision for income taxes was as follows:

                                                        YEAR ENDED
                                                        ----------
                                                       DECEMBER 31,
                                                       ------------
                                               1996        1995          1994
                                            ---------   ---------      ---------
Current tax benefit:
   Federal                                  $    --     $    --        $    --
   State                                         --          --             --
                                            ---------   ---------      --------
                                                 --          --             --
Deferred tax (benefit) provision:
   Federal                                       --      (349,165)       349,165
   State                                         --       (65,468)        65,468
                                            ---------   ---------      ---------

                                            $    --     $(414,633)     $ 414,633
                                            =========   =========      =========

The differences between income taxes at the statutory federal income tax rate of 34% and income taxes shown above are as follows:

                                                           YEAR ENDED
                                                           ----------
                                                          DECEMBER 31,
                                                          ------------
                                                  1996        1995        1994
                                               ---------   ---------   ---------

Tax expense (benefit) at statutory rate        $  20,607   $(764,642)  $  77,048
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal
     income tax benefit                            2,576     (95,580)      9,064
   Change in the valuation allowance              (8,280)    412,114        --
   Realization of deferred tax asset             (37,063)       --          --
   Cumulative effect of change in tax status        --          --       325,028
   Other                                          22,160      33,475       3,493
                                               ---------   ---------   ---------

                                               $    --     $(414,633)  $ 414,633
                                               =========   =========   =========

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred tax (assets) liabilities are composed of the following:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
Deferred tax assets:
   Current deferred tax asset:

     Bad debt expense                               $   (39,266)    $   (27,540)

   Non-current deferred tax assets:
     Net operating loss carry-forwards                 (707,146)       (978,823)
                                                    -----------     -----------

     Total deferred tax assets                         (746,412)     (1,006,363)
                                                    -----------     -----------
Deferred tax liabilities:
   Current deferred tax liability:
     Cash to accrual adjustments                        176,563         399,499

   Non-current deferred tax liability:
     Capitalized software development costs             119,529         179,198
     Tax depreciation over book                          29,926          15,552
                                                    -----------     -----------
     Total deferred tax liabilities                     326,018         594,249
                                                    -----------     -----------
     Net deferred tax asset before valuation
       allowance                                       (420,394)       (412,114)

     Deferred tax asset valuation allowance             420,394         412,114
                                                    -----------     -----------
     Net deferred tax asset                         $      --       $      --
                                                    ===========     ===========

DISTRIBUTIONS TO STOCKHOLDERS
In connection with the terminations of the S Corporation elections, the Board of Directors voted to distribute within one year from December 31, 1993, the "Accumulated Adjustments Account" which represents the previously taxed and undistributed earnings of the Companies.

The Companies became fully subject to corporate income taxation on January 1, 1994, but under applicable tax laws, the existing shareholders continue to be liable for any tax deficiencies attributable to the Companies' operations prior to such date. Accordingly, prior to consummation of the IPO, the Company and its present stockholders entered into a Tax Indemnification Agreement that provides for the existing stockholders to be indemnified by the Company with respect to federal and state taxes (plus interest and penalties, as well as any costs incurred in contesting any dispute with the taxing authority) resulting from any adjustments to S Corporation income for any taxable year that was taxed directly to the existing stockholders.

The right of indemnification is absolute and is not conditioned upon realization by the Company of an offsetting adjustment to the Company's tax liability in a year in which it was not an S Corporation. Any payment made by the Company to the existing stockholders pursuant to the

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Tax Indemnification Agreement may be considered by the Internal Revenue Service or state taxing authorities to be non-deductible by the Company for income tax purposes. Additionally, if a payment made under this Tax Indemnification Agreement is determined to be taxable to the existing stockholders, the Company is further obligated to make additional payments to the existing stockholders in amounts sufficient to place them in the same after-tax position that they would have been if the original indemnification payment had not been included in income.

NOTE 6 - COMMITMENTS:

The Company leases certain office space, equipment and a vehicle under noncancellable operating lease agreements expiring over the next five years. In addition, the Company leases a vehicle and certain computer equipment under capital leases, which will expire over the next three years. The asset balances are included in property and equipment, net of accumulated depreciation and amortization, in the consolidated balance sheet. The following is an analysis of the leased property under capital leases by major classes:

                                                          ASSET BALANCES AT
                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1996              1995
                                                    ---------         ---------

Computers and equipment                             $ 413,074         $    --
Vehicles                                               47,778            47,778
                                                    ---------         ---------
                                                      460,852            47,778
Less: Accumulated amortization                       (113,789)          (13,367)
                                                    ---------         ---------

                                                    $ 347,063         $  34,411
                                                    ---------         ---------

During 1996, the Company entered into a sale-leaseback transaction whereby it sold computer equipment with a net book value of $428,720 at a loss of $66,679 and recorded a capital lease obligation of $362,041. The asset balance and accumulated amortization related to this transaction included above at December 31, 1996 is $362,041 and $96,169, respectively.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1996, future minimum rentals for noncancellable leases with terms in excess of one year were as follows:

                                          MINIMUM ANNUAL RENTALS
   YEAR ENDING                       ------------------------------
   DECEMBER 31,                       OPERATING            CAPITAL
   ------------                      ----------          ----------
     1997                            $  241,341          $  235,980
     1998                               208,049             107,160
     1999                               191,773              15,201
     2000                               197,033                --
     2001 and thereafter                170,921                --
                                     ----------          ----------

                                     $1,009,117          $  358,341
                                     ==========          ==========

Total rent expense under these and other agreements was $237,460, $139,642 and $87,294 for the years ended December 31, 1996, 1995 and 1994, respectively.

Under the capital leases, the Company recorded interest expense of $29,921, $1,989 and $3,346 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 - SAVINGS PLAN:

The Company has established a defined contribution plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 2% to 15% of their annual compensation to the Plan and the Company may make matching contributions equal to the percentage of the elective contributions made by the employees. The Company may make an additional discretionary annual contribution. Employer contributions of $58,427, $0 and $0 were made to the Plan in the years ended December 31, 1996, 1995 and 1994, respectively.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - MAJOR CUSTOMERS:

The Company's operations, as briefly described in Note 1, are conducted within one business segment.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                       -------------------------
                                                       1996      1995      1994
                                                       ----      ----      ----

New York Times                                          19%        -%        -%
Asplundh Tree Service                                   12         -         -
Delta Airlines                                           7        11        16
Maritz, Inc.                                           ---       ---        15
General American Life Insurance Company                  1        23        20
All others                                              61        66        49
                                                       ---       ---       ---

                                                       100%      100%      100%
                                                       ===       ===       ===

NOTE 9 - STOCKHOLDERS' EQUITY:

In January 1994, all of the outstanding shares of common stock of TEAM and InTime were exchanged for 3,000,000 shares of the Company's $.01 par value common stock.

Effective September 8, 1994, the Board of Directors of the Company declared a
1.032 to 1 stock split on all common shares authorized. The accompanying consolidated financial statements have been retroactively restated to reflect the stock split.

In accordance with the Escrow Agreement dated as of February 16, 1995 (the "Agreement") certain shares of Class B Common Stock and options to purchase shares of Class A Common Stock owned by certain officers, directors and employees of the Company are held in escrow and will not be assignable or transferrable until such time, if ever, as the escrowed shares are released from escrow in accordance with the Agreement. Shares will be released from escrow if certain pre-tax income targets are met or when the fair market value of the Company's Class A Common Stock reaches certain levels. In the period in which it is probable that the release requirements will be achieved (the "Measurement Date"), the Company must record compensation expense equal to the difference between the market value of the Class A Common Stock on the Measurement Date and the market value of the shares when placed in escrow.

The Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of 1,400,000 units, (not including an underwriter's over-allotment option of 210,000 units) with each unit consisting of one share of the Company's Class A Common Stock and one redeemable Class A Warrant which became effective February 16, 1995.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

On February 27, 1995 the Company received $4,587,432 in proceeds from the initial public offering. These proceeds are net of broker commissions and the repayment of the $1,500,000 private placement notes payable plus accrued interest.

On December 28, 1995, the Company filed Post Effective Amendment No. 1 to Form SB-2 with the Securities and Exchange Commission to register 2,360,000 shares of Class A Common Stock upon the exercise of redeemable Class A Warrants and 605,625 redeemable Class A Warrants.

NOTE 10 - STOCK OPTION PLANS:

On January 10, 1994, the Company established a 1994 Stock Option Plan (the "Stock Plan") for employees, consultants and directors. The Stock Plan provides for options to buy 300,000 shares of the Company's common stock. The Stock Plan is administered by the Board of Directors. The Board of Directors will determine eligibility to receive options, the exercise price, the number of shares subject to the options, the vesting schedule and the term of any options granted. On December 28, 1995, the Company increased the number of shares which can be issued under the Stock Plan to 400,000 shares of common stock and on January 20, 1997, increased the number to 450,000. The options vest semi-annually over a three year period each June 30 and December 31, provided that the grantee is still employed by the Company on each vesting date. The options expire ten years from their issuance date.

In accordance with SFAS No. 123, the fair value of each option under the Stock Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: divided yield of 0 percent, expected volatility of 65 percent, risk-free interest rate of 6 percent and expected life of 5 years.

The Company applies APB No. 25 and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation cost has been recognized for its Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts indicated below:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                --------------------------
                                                   1996           1995
                                                ---------     ------------

Net income (loss)               As reported     $  60,335     $(1,834,053)
                                Pro forma        (198,254)     (1,936,425)

Earnings (loss) per share       As reported           .02            (.77)
                                Pro forma            (.08)           (.81)

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the status of the Company's Stock Plan as of December 31, 1996 and 1995, and changes during these years is presented below:

                                                   1996                                      1995
                                     ----------------------------------          -------------------------------
                                                       WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
                                      SHARES            EXERCISE PRICE              SHARES        EXERCISE PRICE
                                     -------           ----------------           ---------     ----------------
OPTIONS
-------
Outstanding at the beginning
 of the year                         222,244               $  4.61                 209,038         $   2.44

Granted                               97,700                  7.06                 110,850             6.39

Exercised                            (11,459)                 1.76                       -                -

Forfeited                            (73,147)                 3.75                 (97,744)            1.98
                                     -------                                       -------

Outstanding at the end of
 the year                            235,338                  6.89                 222,144             4.61
                                     =======                                       =======

Options exercisable
 at the end of the year              159,532                  3.90                  82,008             3.75
                                     =======                                       =======

Weighted average fair
 value of options granted
 during the year                                 $ 4.15                                       $ 3.69


The following table summarizes information about options outstanding at December 31, 1996:

                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                       ---------------------------------------------------------     ------------------------------
RANGE OF EXERCISE                       WEIGHTED-AVERAGE        WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
    PRICES              NUMBER     REMAINING CONTRACTUAL LIFE    EXERCISE PRICE      NUMBER         EXERCISE PRICE
-----------------      -------     --------------------------   ----------------     -------       ----------------
$1.76 - $7.50          235,338              9.2 years                 $6.89          159,532             $3.90

NOTE 11 - SUBSEQUENT EVENTS:

In January 1997, the Company entered into an agreement with a third party for the direct distribution of its software product. The Company will provide certain marketing and technical support to the third party. As software is sold, the Company will receive a royalty from the third party.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - QUARTERLY OPERATING RESULTS (UNAUDITED):

The following is a summary of the unaudited condensed consolidated quarterly operating results of the Company for 1996, 1995 and 1994:

                                                        1996 QUARTER ENDED
                                        --------------------------------------------------
                                        DECEMBER 31  SEPTEMBER 30    JUNE 30     MARCH 31
                                        -----------  ------------  ----------   ----------
Net revenues                            $ 3,277,310   $3,136,735   $2,961,343   $2,361,481

Expenses                                  3,118,593    2,923,085    2,666,200    2,968,656

Net income (loss)                       $   158,717   $  213,650   $  295,143   $ (607,175)

Net income (loss) per share                     .06          .08          .11         (.24)

Weighted average shares
 outstanding                              2,582,842    2,582,817    2,571,844    2,569,635

                                                        1995 QUARTER ENDED
                                        --------------------------------------------------
                                        DECEMBER 31  SEPTEMBER 30    JUNE 30     MARCH 31
                                        -----------  ------------  ----------   ----------
Net revenues                            $ 1,820,559   $1,587,532   $1,942,595   $2,162,094

Expenses                                  2,982,915    2,166,859    2,186,888    2,010,171

Net income (loss)                       $(1,162,356)  $ (579,327)  $ (244,293)  $  151,923

Net income (loss) per share                    (.45)        (.23)        (.10)         .08

Weighted average shares
 outstanding                              2,560,515    2,560,515    2,560,515     1,882,658

                                                        1994 QUARTER ENDED
                                        --------------------------------------------------
                                        DECEMBER 31  SEPTEMBER 30    JUNE 30     MARCH 31
                                        -----------  ------------  ----------   ----------
Net revenues                            $ 1,869,346   $1,509,361   $1,452,999   $  960,097

Expenses                                  1,746,005    1,470,599    1,437,266    1,325,955

Net income (loss)                       $   123,341   $   38,762   $   15,733   $ (365,858)

Net income (loss) per share                     .04          .01          .01         (.32)

Weighted average shares
 outstanding                              3,094,721    3,094,721    3,094,721    1,160,515

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

 23.1       Consent of Independent Accountants

 27.1       Financial Data Schedule