Form 10KSB/A
period 1996-12-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-04-18
CIK 934539

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                               FORM 10-KSB/A NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1996.

                         Commission File Number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                             65-0480407
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)


1601 FORUM PLACE, WEST PALM BEACH, FL                             33401
-------------------------------------                           ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant*s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for its most recent fiscal year.  $11,736,869.

The aggregate market value of the voting stock held by non-affiliates based on the closing price quoted by NASDAQ on March 14, 1997: $13,254,654. (Includes the value of Class A Common Stock and Class B Common Stock not in escrow or held by insiders. See Item 11).

Number of shares outstanding of each of the issuer*s classes of common equity, as of March 18, 1997:

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

Transitional Small Business Disclosure Format (check one):

YES  [ ]   NO  [X]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTIME SYSTEMS INTERNATIONAL, INC.
                                        Registrant

DATED:  April 17, 1997                  By: /s/ WILLIAM E. BERRY
                                           --------------------------------
                                           William E. Berry
                                           President, (Chief Executive Officer)