Form 10QSB
period 1997-03-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-05-15
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997.

                             Commission file number:

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

DELAWARE                                             65-0480407
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                      Identification No.)

1601 FORUM PLACE, SUITE 500, WEST PALM BEACH, FL     33401
------------------------------------------------     ----------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (407) 478-0022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]

Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1997.

                      Class A Common Stock 1,823,674 Shares
                      Class B Common Stock 2,684,022 Shares

                       INTIME SYSTEMS INTERNATIONAL, INC.
                                   FORM 10-QSB

                      For the Quarter ended March 31, 1997

Part I - Financial Information

                  INDEX                                                PAGE NO.
                  -----                                                --------

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheet                    3
                  Condensed Consolidated Income Statement                 4
                  Condensed Consolidated Statement of Cash Flows          5
                  Notes to Condensed Consolidated Financial Statements    6

         Item 2   Management Discussion and Analysis of
                  Financial Condition and Results of Operations           7

Part II - Other Information                                               10

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                  MARCH 31,    DECEMBER 31,
                                                                     1997          1996
                                                                 -----------   ------------

Current Assets:
    Cash and cash equivalents                                    $ 1,502,062     1,941,747
    Accounts receivable net of allowance for doubtful accounts     2,849,713     2,101,940
    Other current assets                                             206,723        89,601
                                                                 -----------    ----------

        Total current assets                                       4,558,498     4,133,288

    Fixed assets less accumulated depreciation                       595,359       633,558
    Software development costs net of accumulated amortization       273,492       312,491
                                                                 -----------    ----------

        Total assets                                               5,427,349     5,079,337
                                                                 ===========    ==========
Current Liabilities:
    Accounts payable and accrued expenses                            252,934       361,888
    Deferred revenue                                                 539,544       126,426
     Current obligations under capital leases                        177,972       202,903
                                                                 -----------    ----------

        Total current liabilities                                    970,450       691,217

    Obligations under capital leases                                  66,512       124,155
                                                                 -----------    ----------

        Total liabilities                                          1,036,962       815,372
                                                                 -----------    ----------
Stockholders' Equity:
    Preferred stock:
        Par value $1 per share; 5,000,000 shares authorized;
          no shares issued or outstanding                               --            --
    Common stock:
        Class A common stock:
            Par value $.01 per share; 16,905,279 shares
              authorized; 1,823,674 and 1,790,516 shares
              issued and outstanding, respectively                    18,237        17,905

        Class B common stock:
            Par value $.01 per share; 3,094,721 shares
              authorized; 2,684,022 and 2,715,664 shares
              issued and outstanding, respectively                    26,840        27,157
    Additional paid-in-capital                                     6,182,272     6,180,643
    Retained (deficit)                                            (1,836,962)   (1,961,740)
                                                                 -----------    ----------

        Total stockholders' equity                                 4,390,387     4,263,965

Commitments and contingencies                                           --            --
                                                                 -----------    ----------
                                                                   5,427,349     5,079,337
                                                                 ===========    ==========

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                     Condensed Consolidated Income Statement
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1997           1996
                                                  ---------     ----------
Net revenues:
    Consulting services                           3,197,543      2,274,643
    Software related revenue                         36,057         86,110
    Other                                            38,934            728
                                                  ---------     ----------
                                                  3,272,534      2,361,481
Costs and expenses:
    Cost of consulting services                   1,989,207      1,397,151
    Cost of software services                       111,970        155,953
    Sales and marketing                             430,416        771,302
    Computer software development                   115,592        360,080
    General and administrative                      565,572        284,170
                                                  ---------     ----------

Income (loss) before benefit for income taxes        59,777       (607,175)
Benefit for income taxes (Note 1)                    65,000           --
                                                  ---------     ----------

Net income (loss)                                   124,777       (607,175)
                                                  ---------     ----------

Net income (loss) per share (Note 2)                    .05           (.24)
                                                  =========     ==========

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 1997            1996
                                                              ----------      ----------
Cash flows from operating activities:
    Net income (loss)                                            124,777        (607,175)
    Adjustments to reconcile net income (loss) to
      net cash (used in) operating activities:
        Depreciation and amortization                            124,414          81,000
        Increase in provision for doubtful accounts               30,276            --
        Changes in assets and liabilities:
          Increase in accounts receivable                       (778,049)       (654,957)
          Increase in other assets                              (117,122)        (32,629)
          Increase (decrease) in accounts payable/accrued
            expenses                                            (108,954)        140,619
          Increase in deferred revenue                           413,118            --
                                                              ----------      ----------

            Net cash used in operating activities               (311,540)     (1,073,142)
                                                              ----------      ----------

Cash flows from investing activities:
    Purchase of property and equipment                           (47,214)        (19,054)
                                                              ----------      ----------

            Net cash used in investment activities               (47,214)        (19,054)
                                                              ----------      ----------

Cash flows from financing activities:
    Payments on capital leases                                   (82,576)         (3,453)
    Issuance of common stock                                       1,645          19,919
                                                              ----------      ----------

            Net cash (used in) provided by financing             (80,931)         16,466
             activities                                       ----------      ----------

    Decrease in cash and cash equivalents                       (439,685)     (1,075,730)

    Cash and cash equivalents at beginning of period           1,941,747       1,888,574
                                                              ----------      ----------

    Cash and cash equivalents at end of period                 1,502,062         812,844
                                                              ==========      ==========

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - FINANCIAL STATEMENTS:

The consolidated financial statements herein are unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. A summary of the Company's significant accounting policies is set forth in Note Two to the Consolidated Financial Statements in the Company's Form 10-KSB dated April 14, 1997.

The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

The consolidated balance sheet at December 31, 1996 was condensed from the audited consolidated balance sheet appearing in the Company's Form 10-KSB dated March 29, 1997.

NOTE 2 - BENEFIT FOR INCOME TAXES:

As of March 31, 1997, the Company has a net deferred tax asset consisting primarily of a net operating loss carry forward in the amount of $393,171.

The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. As of December 31, 1996 the Company had a net deferred tax asset that was fully reserved with a valuation allowance. Due to increased profitability and other factors, the Company believes that it is appropriate to reduce the valuation allowance held against the net deferred tax asset. Pursuant to SFAS No. 109, management believes that the realization of a portion of the net deferred tax asset recorded on the condensed consolidated financial statements as of March 31, 1997 is more likely than not. The effect of reducing the valuation allowance for the first quarter of 1997 is to reduce income tax expense by $65,000.

In determining that it was more likely than not the recorded deferred tax asset would be realized, management of the Company considered the following:

/bullet/ The budgets and forecasts of taxable income that management has adopted for the current fiscal year.
/bullet/ Reversing taxable temporary differences that would reverse in the current and future taxable years.
/bullet/ Four consecutive quarters of profitability.

NOTE 3 - EARNINGS PER SHARE:

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earning Per Share, which is effective for financial statements issued for period ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. The effect of adoption of SFAS No. 128 on the Company is not expected to be material.

                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                  ---------     ---------
WEIGHED AVERAGE SHARES:
-----------------------
Common stock                                      2,617,042     2,569,415

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                                Three Months Ended
                                                     March 31,
                                                  1997      1996
                                                  ----      ----

         Net Revenues                             100%      100%
         Consulting Services Costs                 61        59
         Software Services Costs                    3         7
         Sales/Marketing Expenses                  13        33
         Software Development                       4        15
         General and Administrative Expenses       17        12

         Income (Loss) before taxes                 2%      (26%)

REVENUES

         Consulting services revenue increased by $922,900 or 41% for the first three months of 1997 over the same period in 1996. This continues a positive trend in the growth of consulting services revenue which began in September of 1995. Management anticipates that demand for consulting services will remain strong throughout the remainder of 1997. However, there can be no assurances that existing customers will continue to require consulting services or that the Company can close sales for new customers. Failure to close new sales will have an impact on continued growth. Consulting services revenue is generated from systems integration on human resource and payroll systems.

         Software related revenue includes all revenue related to the Company's Time and Attendance Management Systems (TAMS) including: license, installation and maintenance fees. Software related revenues decreased by $50,053 for the three months ended March 31, 1997 or 58% compared to the same period in 1996. The decline relates to the reduction in direct sales effort as a result of the signing of a Technology License Agreement as discussed below. Going forward, management believes the Technology License Agreement will positively affect software related revenues.

         The Company and Oracle Corporation entered into a Technology License Agreement (the "Agreement") effective January 31, 1997. Under the terms of the five-year Agreement, the Company licensed TAMS/O to Oracle on a non-exclusive basis in exchange for future sublicense fees and a percentage of maintenance fees paid to Oracle by its TAMS/O customers. The Agreement requires Oracle to pay the Company $500,000 in prepaid sublicense fees in 1997 but does not require Oracle to market TAMS/O. The prepaid sublicense fee is included in accounts receivable as of March 31, 1997. The revenue will be recognized as product is shipped or over twelve months after Oracle's first customer shipment. The Company is required to provide material technical support during the term of the Agreement. Commencing on February 20, 1998, Oracle will have the option to acquire a perpetual royalty-free and non-exclusive license to TAMS/O subject to continuing to pay three years of sublicense fees to the Company commencing with the date of exercise. If Oracle exercises the option, the Company's support responsibilities will cease except for routine telephone technical support. As a result of the Agreement with Oracle, management does not anticipate extensive direct licensing of the product to prospective customers. Oracle will be licensing the product directly to its customers under similar terms as the licensing of Oracle's own products

         Other revenues for the three month period ending March 31, 1997 increased by $38,206 over the comparable three month period in 1996.

COST OF CONSULTING SERVICES

         Cost of consulting services increased by 42% or 592,056 in the first quarter of 1997 as compared to the first quarter of 1996. The increase is the direct result of the increased consulting revenues in 1997. As a percentage of consulting revenue, cost of consulting services increased to 62% in the first quarter of 1997 as compared to 61% for the first quarter of 1996.

         The increase in the cost of consulting services is due primarily to a reduction in the overall utilization for the first quarter of 1997. As the utilization of existing consultants decreases, gross margins will also decrease. The gross margin percentages achieved during the first quarter of 1997 are not necessarily indicative of the gross margins that will be achievable throughout the remainder of 1997.

SOFTWARE SERVICE COSTS

         Software service costs are direct costs associated with the Company's proprietary software product TAMS including: salaries, wages, travel, and other expenses incurred during sales demo, installation, customization, training and maintaining the software.

         For the three months ended March 31, 1997 such costs were 3% of net revenues and 311% of software related revenue. For the comparable period in 1996, such costs represented 7% of net revenues and 181% of software related revenues. The decrease in the cost of software services is due to a reduction in the required support effort as a result of the Agreement signed with Oracle. Additionally, in the first quarter of 1996, the Company built up its sales support in anticipation of the Agreement, which was not signed until January 1997.

SALES AND MARKETING EXPENSES

         The decrease in sales and marketing expenses in the first quarter of 1997 of $340,886, from the same period in 1996, is the result of reduced sales efforts for the Company's software product, TAMS. In the first quarter of 1996 the Company had begun establishing a sales infrastructure. This effort was later abandoned due to delays in the release of the Oracle HRMS product.

SOFTWARE DEVELOPMENT EXPENSES

         Software development expense decreased 68% from $360,080 for the first quarter of 1996 to $115,592 in the first quarter of 1997.

         The reduction for the comparable three month period is primarily due to completion of the TAMS/O, Oracle client/server version of TAMS. The bulk of these investments were made in the last two quarters of 1995 and the first quarter of 1996.

         The Company's current expenditures for research and development are primarily focused on TAMS/O enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $281,402 or 99% for the three month period ended March 31, 1997 compared to the same period in 1996.

         In comparing the first quarter of 1997 to the same period in 1996: employee and employee related costs have increased due to an increased number of administrative employees. Additionally, the cost of certain key employees have been classified as general and administrative to reflect their current responsibilities. Other significant increases in general and administrative include depreciation, which has increased due to a significant growth in fixed asset investments and an accrual for the employee 401(k) plan not included in the first quarter of 1996.

         Pretax income for the first quarter of 1997 was $59,777 versus a loss of $607,175 for the same period in 1996. The turn-around in the operation is due to less investment in the Time and Attendance product as discussed above under Sales and Marketing Expense and Software Development Expense. Pre-tax income for the first quarter of 1997 was approximately $100,000 less than the forth quarter of 1996. This was primarily due to the higher consulting cost and sales and marketing cost increase the first quarter of 1997 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997 the Company had cash and cash equivalents of $1,502,062 and working capital of $3,381,327.

         The Company expects that cash flow from operations and existing cash and cash equivalents will be adequate to meet the Company's cash requirement during the remainder of 1997.

FORWARD-LOOKING STATEMENTS

         The statements made above under "Results of Operation" relating to the positive growth trend of consulting services, the expected benefit from the Technology License Agreement, Oracle's ability to close new sales throughout the remainder of 1997, the adequacy of the cash flow, are forward looking statements within the meaning of section 27a of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934. As discussed above the results anticipated by any or all of the these forward looking statements may not occur. Important factors that may cause actual results to differ from the forward looking statements include the following: 1) the general competition for consulting services, 2) the ability to maintain and attract consultants with the skills necessary to meet market demands, 3) the continued ability to sell new consulting services, 4) the ability to keep consultants fully utilized, and 5) Oracle's ability to produce acceptable results under the Technology License Agreement.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         - No reports on Form 8-K were filed during the period
         - Exhibit 27, Financial Data Schedule
         - Exhibit 10, Technology License Agreement*

* To be filed by amendment

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 15, 1997 by the following persons, thereunto duly authorized.

                                            InTime Systems International, Inc.

                                            By:     /s/ WILLIAM E. BERRY
                                                    -------------------------
                                                        William E. Berry
                                                            President
                                                    (Chief Executive Officer)


                                            By:    /s/ MICHAEL D. MATTE
                                                   -------------------------
                                                       Michael D. Matte
                                                    Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 15, 1997 by the following persons, thereunto duly authorized.


                                            InTime Systems International, Inc.



                                            By:
                                                   -------------------------
                                                        William E. Berry
                                                             President
                                                   (Chief Executive Officer)


                                            By:
                                                   -------------------------
                                                         Michael D. Matte
                                                   (Chief Financial Officer)