Form 10QSB
period 1997-06-30
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-08-13
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                     65-0480407
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1601 FORUM PLACE, SUITE 500, WEST PALM BEACH, FL             33401
------------------------------------------------             -------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (561) 478-0022

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES X

Number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1997.

                  Class A Common Stock 1,923,170 Shares
                  Class B Common Stock 2,585,588 Shares

                       INTIME SYSTEMS INTERNATIONAL, INC.
                                   FORM 10-QSB

                       For the Quarter ended June 30, 1997

Part I - FINANCIAL INFORMATION

                           INDEX                                        PAGE NO.
                           -----                                        --------
   Item 1         Financial Statements

                  Condensed Consolidated Balance Sheet                      3
                  Condensed Consolidated Statement of Operations            4
                  Condensed Consolidated Statement of Cash Flows            5
                  Notes to Condensed Consolidated Financial Statements      6

   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7



Part II - OTHER INFORMATION                                                10

                       INTIME SYSTEMS INTERNATIONAL, INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                             JUNE 30,               DECEMBER 31,
                                                                               1997                      1996
                                                                             --------               ------------
ASSETS
Current assets:

    Cash and cash equivalents                                                  $2,242,065                $1,941,747
    Accounts receivable, net of allowance for doubtful accounts                 1,880,777                 2,101,940
    Other current assets                                                          505,802                    89,601
                                                                          ----------------         -----------------
        Total current assets                                                    4,628,644                 4,133,288

    Property and equipment, net of accumulated depreciation and
      amortization                                                                571,556                   633,558
    Software development costs, net of accumulated amortization                   241,658                   312,491
                                                                          ----------------         -----------------
        Total assets                                                            5,441,858                 5,079,337
                                                                          ================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                         244,738                   361,888
    Deferred revenue                                                              263,547                   126,426
    Current obligations under capital leases                                      158,373                   202,903
                                                                          ----------------         -----------------
        Total current liabilities                                                 666,658                   691,217

    Obligations under capital leases                                                    -                   124,155
                                                                          ----------------         -----------------
        Total liabilities                                                        $666,658                  $815,372
                                                                          ----------------         -----------------
Stockholders' equity:
    Preferred stock:
        Par value $1 per share; 5,000,000 shares authorized;
          no shares issued or outstanding                                               -                         -
    Common stock:
        Class A common stock:
            Par value $.01 per share; 16,905,279 shares
               authorized; 1,840,606 and 1,790,516 shares
               issued and outstanding, respectively                               $18,406                   $17,905

        Class B common stock:
            Par value $.01 per share; 3,094,721 shares authorized;
              2,667,671 and 2,715,664 shares issued and                            26,677                    27,157
              outstanding, respectively
    Additional paid-in capital                                                  6,184,311                 6,180,643
    Retained deficit                                                           (1,454,194)                (1,961,740)
                                                                          ----------------         -----------------
        Total stockholders' equity                                              4,775,200                 4,263,965

Commitments and contingencies                                                           -                         -
                                                                          ----------------         -----------------
                                                                               $5,441,858                $5,079,337
                                                                          ================         =================

  Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.

              Condensed Consolidated Income Statement of Operations
                                   (Unaudited)

                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 June 30,                                    June,30,

                                                             1997                 1996                  1997               1996
                                                             ----                 ----                  ----               -----
Net revenues:
    Consulting services                                   $2,827,529           $2,798,674           $6,027,711        $5,073,317
    Software related revenue                                 468,647              148,172              502,063           234,282
    Other                                                     32,327               14,497               71,261            15,225
                                                    -----------------     ----------------       --------------     -------------
                                                           3,328,503            2,961,343            6,601,035         5,322,824
Costs and expenses:
    Cost of consulting services                            1,826,307            1,391,181            3,709,998         2,788,332
    Cost of software services                                161,791               32,568              273,760           188,521
    Sales and marketing                                      422,838              595,789              853,252         1,270,792
    Computer software development                            152,836              151,234              268,428           511,314
    General and administrative                               670,437              495,428            1,335,966           875,802
                                                    -----------------     ----------------       --------------     -------------
Income (loss) before benefit for income taxes                 94,294              295,143              159,631          (311,937)
Benefit for income taxes (Note 1)                            288,468                    -              347,909                 -
                                                    -----------------     ----------------       --------------     -------------
Net income (loss)                                           $382,762             $295,143             $507,540         $(311,937)
                                                    -----------------     ----------------       --------------     -------------
Net income (loss) per share (Note 2)                            $.15                 $.11                 $.19             $(.12)
                                                    =================     ================       ==============     =============

  Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           June 30,                             June 30,
                                                                      1997             1996             1997              1996
                                                                      ----             ----             ----              ----
Cash flows from operating activities:
    Net income (loss)                                                $382,769         $295,143         $507,547       $(311,937)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                 104,192           88,543          228,607         169,543
        Provision for doubtful accounts receivable                     37,310                -           80,198               -
        Changes in assets and liabilities:
          Increase (decrease) in accounts receivable                  931,626         (147,633)          146,463        (802,590)
          Decrease in other assets                                   (299,079)         (25,873)        (421,701)        (58,502)
          Decrease in accounts payable and accrued expenses            (8,197)        (148,196)        (117,150)         (7,925)
          (Decrease) increase in deferred revenue                   ( 275,997)                -         137,121               -
                                                               ---------------  ---------------  ---------------  --------------
            Net cash provided by (used in) operating
             activities                                               872,624           61,984          561,084      (1,011,411)
                                                               ---------------  ---------------  ---------------  --------------
Cash flows from investing activities:
    Purchase of property and equipment                                (48,557)         (38,282)         (95,771)        (57,336)
                                                               ---------------  ---------------  ---------------  --------------
            Net cash provided by (used in) investment
              activities                                              (48,557)         (38,282)         (95,771)        (57,336)
                                                               ---------------  ---------------  ---------------  --------------
Cash flows from financing activities:
    Capital lease                                                           -           66,679                -          66,679
    Decrease in short term lease obligations                          (19,599)                -         (44,530)               -
    Lease obligations                                                       -          335,439                -         335,439
    Payments on capital leases                                        (66,512)          (2,640)        (124,155)         (6,085)
    Issuance of common stock                                            2,045                -            3,689          20,164
                                                               ---------------  ---------------  ---------------  --------------
            Net cash (used in) provided by financing
             activities                                               (84,066)         399,478         (164,996)        416,197
                                                               ---------------  ---------------  ---------------  --------------
    Increase (decrease) in cash and cash equivalents                  740,001          423,180          300,317        (652,550)

    Cash and cash equivalents at beginning of period                1,502,062          812,844        1,941,747       1,888,574
                                                               ---------------  ---------------  ---------------  --------------
    Cash and cash equivalents at end of period                      2,242,063       $1,236,024       $2,242,064      $1,236,024
                                                               ===============  ===============  ===============  ==============

 Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - FINANCIAL STATEMENTS:


The accompanying condensed consolidated financial statements herein are unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's Form 10-KSB dated April 14, 1997.

The consolidated results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The condensed consolidated financial statements for December 31, 1996 included herein were condensed from the audited Consolidated Financial Statements included in the Company's Form 10-KSB dated April 14, 1997.

Note 2 - BENEFIT FOR INCOME TAXES:

The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. As of December 31, 1996 the Company had a net deferred tax asset that was fully reserved with a valuation allowance. As of June 30, 1997, the Company has a net deferred tax asset consisting primarily of a net operating loss carry forward in the amount of $353,468. Due to sustained profitability and future earnings potential, the Company believes that it is appropriate to eliminate the valuation allowance held against the net deferred tax asset. Pursuant to SFAS No. 109, management believes that the realization of the net deferred tax asset recorded on the condensed consolidated balance sheet as of June 30, 1997 is more likely than not. The effect of reducing the valuation allowance for the second quarter of 1997 is to reduce income tax expense by $288,468.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

/bullet/ The budgets and forecasts of taxable income that management has adopted for the current fiscal year and future periods.

/bullet/ Reversing taxable temporary differences that would reverse in the current and future taxable years.

/bullet/ Five consecutive quarters of profitability.

Note 3 - EARNINGS PER SHARE:

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earning Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. The effect of adoption of SFAS No. 128 on the Company is not expected to be material.


                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 June 30,                                    June 30,

                                                         1997                  1996                 1997                 1996
                                                         ----                  -----                ----                 ----
WEIGHED AVERAGE SHARES:
Common stock                                           2,618,259            2,614,571            2,617,802            2,602,670

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                June 30,                       June 30,
                                                         1997            1996            1997           1996
                                                         ----            ----            ----           ----
Net Revenues                                             100%            100%            100%           100%
Consulting Services Costs                                 55              47              56             52
Software Services Costs                                    5               1               4              4
Sales/Marketing Expenses                                  13              20              13             24
Software Development Expenses                              5               5               4             10
General and Administrative Expenses                       19              17              20             16

Income (Loss) Before Taxes                                 3%            10%               2%            (6%)

REVENUES

     Consulting services revenue is generated from systems integration on human resource and payroll systems. Consulting services revenue increased by $28,855 or 1% for the three months ended June 30, 1997 over the same period of 1996. For the six months ended June 30, 1997, consulting services revenue has increased by $954,394 or 19% from the same period in 1996. Consulting services for the first six months reflect a month to month decline in the consulting billable hours. This decline is primarily due to turn-over in consulting staff and a change in the sales philosophy relating to obtaining new engagements. Previously the Company focused its marketing efforts primarily on obtaining shorter consulting engagements for customers that were engaged in the installation of or had previously installed human resource systems. The marketing thrust was aimed at obtaining referrals from large vendors of human resource and payroll systems. The Company is now focusing its attention on selling long-term implementation engagements directly to potential customers of the three major payroll and human resource vendors. These larger engagements have a necessarily longer sales cycle, and the Company believes that its decline in consulting billable hours may be due to this change in philosophy although no assurances can be given. Management is unable to forecast how long the negative trend in consulting services revenue will continue.

     On May 8th the company executed a test agreement with Decision Drivers, Inc., a Gartner Group Company, for use of Decision Drivers modeling tool and vendor database. The tool is utilized in the Company's "rapid selection methodology" which assists human resource systems purchasers in making a knowledgeable decision based on their needs and a factual comparison against this database. The Company introduced rapid selection methodology in June and signed two initial sales for preliminary studies, the City of Charlotte, NC and Novaris. On June 20th, the Company executed an additional agreement with Decision Drivers, Inc. for twenty additional units of their modeling tool. Although initial reaction to rapid selection methodology has been positive, management is unable to forecast the success of this modeling tool.

     Software related revenue includes all revenue related to the Company's Time and Attendance Management System (TAMS), including direct license, royalty, installation and maintenance fees. Software related revenue increased by $320,475 or 216% for the three months ended June 30, 1997 as compared to the same period in 1996. Year to date software revenue has increased by $267,781 or 114% as compared to the six months ended June 30, 1996. The increase in the software related revenue for the three months ended June 30, 1997 is primarily due to the minimum royalty payment made by Oracle in conjunction with the Technology License Agreement (the "Agreement") signed in February of 1997. Under the terms of the Agreement, a $500,000 minimum royalty payment was made to the Company in anticipation of future sales. $275,000 of the prepaid minimum royalty was recognized as revenue during the second quarter of 1997. The revenue from future sales by Oracle will be off-set by the minimum amount recognized until such time as the royalties from sales by Oracle have exceeded the $275,000. The remaining $225,000 of the $500,000 minimum royalty payment will be recognized as income over the period June 1, 1997 through May 31, 1998 to reflect the ongoing support commitment to Oracle. Other revenue for the three months ended June 30, 1997 increased by $17,830 or 123% versus the same period in 1996. Other revenue for the six months ended June 30, 1997 increased $56,036 or 368% over the same period in 1996.

COST OF CONSULTING SERVICES

     Cost of consulting services increased by $435,126 or 31% in the second quarter of 1997 as compared to the same period in 1996. Cost of consulting services increased $921,666 or 33% for the six months ended June 30, 1997 as compared to the same period in 1996. The primary reasons for the increase are as follows: increased use of subcontractors, more employees than the same period in 1996 and an increase in bonuses paid to consultants. As previously mentioned, the sales philosophy for engagements of the Company has changed which has resulted in longer sales cycles for the implementation projects the Company currently seeks and lower margins on consulting services revenue. This in turn will affect the utilization of existing staff and related consulting margins.

     The margins on consulting services have decreased as a result of lower than anticipated utilization of existing staff. This is because as the utilization of existing consultants decreases, gross margins also decrease. Ultimately, if the Company is not successful in its sales efforts, management may be required to reduce consulting staff in order to improve margins. The gross margin percentages achieved during the first quarter of 1997 are not necessarily indicative of the gross margins that will be achievable throughout the remainder of 1997.

SOFTWARE SERVICE COSTS

     Software service costs are direct costs associated with the Company's proprietary software product, TAMS and Oracle TAMS (OTM), relating to the Technology License Agreement. Costs include salaries, wages, travel, and other expenses incurred during sales demonstrations, training and maintaining the software.

     For the three months ended June 30, 1997, software services costs increased $129,223 or 397% over the comparable period in 1996. For the six months ended June 30, 1997, software services costs increased $85,239 or 45% from the comparable period in 1996. The increase in the software services costs reflects the commitment required by the Technology License Agreement regarding on going development, maintenance and sales support.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended June 30, 1997 decreased $172,951 or 29% from the same period in 1996. For the six months ended June 30, 1997, sales and marketing expenses decreased $417,540 or 33% as compared to the same period in 1996.

     The decrease in sales and marketing expenses is the result of planned reduced sales efforts by Company personnel for the Company's software product, TAMS. OTM is currently being distributed by Oracle in accordance with a Technology License Agreement. In the first quarter of 1996 the Company had begun establishing a sales infrastructure for the sale and distribution of this product. This effort was later abandoned due to delays in the release of the Oracle HRMS product.

SOFTWARE DEVELOPMENT EXPENSES

     Software development expenses increased by $1,602 or 1% for the three months ended June 30, 1997 as compared to the same period in the prior year. For the six months ended June 30, 1997, software development expenses decreased $242,886 or 48% as compared to the same period in 1996. The significant decrease in software development expenses year-to-date is due to expenditures in the first quarter of 1996 related to the final development cost of the OTM product completed in the first quarter of 1996. There was no similar cost in 1997.

     The Company's current expenditures for research and development are primarily focused on TAMS/O or OTM enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $175,009 or 35% for the three month period ended June 30, 1997 compared to the same period in 1996. For the six months ended June 30, 1997, general and administrative expenses increased $460,164 or 53%.

     In comparing the second quarter of 1997 and year-to-date expenses, employee and employee related costs have increased due to an increased number of administrative employees, as well as significant costs associated with recruiting new consultants. Additionally, the cost of certain key employees and other costs have been classified as general and administrative from sales and marketing to more accurately reflect their current responsibilities. Other significant increases in general and administrative include depreciation, which has increased due to a growth in fixed assets, accrual for the employee 401(k) plan not included in the first quarter of 1996, legal fees and office rent.

     Pre-tax income for the second quarter of 1997 was $94,294 versus $295,143 for the same period in 1996. The decrease is due to lower than projected utilization (billable consultants) and higher consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 the Company had cash and cash equivalents of $2,242,065 and working capital of $3,916,987.

     The Company expects that cash flows from operations and existing cash and cash equivalents will be adequate to meet the Company's cash requirements during the remainder of 1997.

FORWARD-LOOKING STATEMENTS

     The statements made above under "Results of Operations" relating to Liquidity and Capital Resources and the adequacy of the cash flows, are forward looking statements within the meaning of section 27a of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934. The results anticipated by this forward looking statement may not occur. Important factors that may cause actual results to differ from the forward looking statements include the following: 1) the general competition for consulting services, 2) the ability to maintain and attract consultants with the skills necessary to meet market demands, 3) the continued ability to sell new consulting services,
4) the ability to keep consultants fully utilized, and 5) Oracle's ability to produce acceptable results under the Technology License Agreement.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

Item 5.  OTHER INFORMATION
         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         - No reports on Form 8-K were filed during the period
         - Exhibit 27, Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 8, 1997 by the following persons, thereunto duly authorized.

                                            InTime Systems International, Inc.

August 12, 1997                         By:      /s/ WILLIAM E. BERRY
                                                 ---------------------------
                                                      William E. Berry
                                                          President
                                                 (Chief Executive Officer)

August 12, 1997                         By:     /s/ MICHAEL D. MATTE
                                                ----------------------------
                                                    Michael D. Matte
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                     PAGE
-------                                                     ----

27       Financial Data Schedule