Form 10QSB/A
period 1997-06-30
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-10-09
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A NO. 1

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                65-0480407
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1601 FORUM PLACE, SUITE 500, WEST PALM BEACH, FL          33401
------------------------------------------------        ----------
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


                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                             JUNE 30,               DECEMBER 31,
                                                                         ----------------         -----------------
                                                                               1997                      1996
                                                                         ----------------         -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $2,242,065                $1,941,747
    Accounts receivable, net of allowance for doubtful accounts                 1,880,777                 2,101,940
    Other current assets                                                          505,802                    89,601
                                                                          ----------------         -----------------

        Total current assets                                                    4,628,644                 4,133,288

    Property and equipment, net of accumulated depreciation and
      amortization                                                                571,556                   633,558
    Software development costs, net of accumulated amortization                   241,658                   312,491
                                                                          ----------------         -----------------

        Total assets                                                            5,441,858                 5,079,337
                                                                          ================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                         244,738                   361,888
    Deferred revenue                                                              263,547                   126,426
    Current obligations under capital leases                                      158,373                   202,903
                                                                          ----------------         -----------------

        Total current liabilities                                                 666,658                   691,217

    Obligations under capital leases                                                    -                   124,155
                                                                          ----------------         -----------------

        Total liabilities                                                        $666,658                  $815,372
                                                                          ----------------         -----------------

Stockholders' equity:
    Preferred stock:
        Par value $1 per share; 5,000,000 shares authorized;
          no shares issued or outstanding                                               -                         -
    Common stock:
        Class A common stock:
            Par value $.01 per share; 16,905,279 shares authorized;
              1,840,606 and 1,790,516 shares issued and
              outstanding, respectively                                           $18,406                   $17,905

        Class B common stock:
            Par value $.01 per share; 3,094,721 shares authorized;
              2,667,671 and 2,715,664 shares issued and                            26,677                    27,157
              outstanding, respectively
    Additional paid-in-capital                                                  6,184,311                 6,180,643
    Retained deficit                                                          (1,454,194)               (1,961,740)
                                                                          ----------------         -----------------

        Total stockholders' equity                                              4,775,200                 4,263,965

Commitments and contingencies                                                           -                         -
                                                                          ----------------         -----------------
                                                                               $5,441,858                $5,079,337
                                                                          ================         =================

Attention is directed to the accompanying notes to the condensed consolidated financial statements.


                       INTIME SYSTEMS INTERNATIONAL, INC.
              Condensed Consolidated Income Statement of Operations
                                   (Unaudited)

                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                                         1997                 1996                  1997               1996
                                                         ----                 ----                  ----               ----
Net revenues:
    Consulting services                                  $2,827,529           $2,798,674           $6,027,711        $5,073,317
    Software related revenue                                468,647              148,172              502,063           234,282
    Other                                                    32,327               14,497               71,261            15,225
                                                   -----------------     ----------------       --------------     -------------
                                                          3,328,503            2,961,343            6,601,035         5,322,824
Costs and expenses:
    Cost of consulting services                           1,826,307            1,391,181            3,709,998         2,788,332
    Cost of software services                               161,791               32,568              273,760           188,521
    Sales and marketing                                     422,838              595,789              853,252         1,270,792
    Computer software development                           152,836              151,234              268,428           511,314
    General and administrative                              670,437              495,428            1,335,966           875,802
                                                   -----------------     ----------------       --------------     -------------

Income (loss) before benefit for income taxes                94,294              295,143              159,631         (311,937)
Benefit for income taxes (Note 1)                           288,468                    -              347,909                 -
                                                   -----------------     ----------------       --------------     -------------

Net income (loss)                                          $382,762             $295,143             $507,540        $(311,937)
                                                   -----------------     ----------------       --------------     -------------

Net income (loss) per share (Note 2)                           $.15                 $.11                 $.19            $(.12)
                                                   =================     ================       ==============     =============











Attention is directed to the accompanying notes to the condensed consolidated financial statements.


                       INTIME SYSTEMS INTERNATIONAL, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                                  1997               1996               1997              1996
                                                                  ----               ----               ----              ----
Cash flows from operating activities:
    Net income (loss)                                              $382,769           $295,143           $507,547        $(311,937)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                               104,192             88,543            228,607          169,543
        Provision for doubtful accounts receivable                   37,310                  -             80,198                -
        Changes in assets and liabilities:
          Increase (decrease) in accounts receivable                931,626          (147,633)            146,463         (802,590)
          Decrease in other assets                                (299,079)           (25,873)          (421,701)          (58,502)
          Decrease in accounts payable and accrued expenses         (8,197)          (148,196)          (117,150)           (7,925)
          (Decrease) increase in deferred revenue                 (275,997)                  -            137,121                -
                                                             ---------------    ---------------    ---------------    -------------

            Net cash provided by (used in) operating
               activities                                          872,624             61,984            561,084        (1,011,411)
                                                             ---------------    ---------------    ---------------    -------------

Cash flows from investing activities:
    Purchase of property and equipment                             (48,557)           (38,282)           (95,771)          (57,336)
                                                             ---------------    ---------------    ---------------    -------------

            Net cash provided by (used in) investment
              activities                                           (48,557)           (38,282)           (95,771)          (57,336)
                                                             ---------------    ---------------    ---------------    -------------

Cash flows from financing activities:
    Capital lease                                                         -             66,679                  -           66,679
    Decrease in short term lease obligations                       (19,599)                  -           (44,530)                -
    Lease obligations                                                     -            335,439                  -          335,439
    Payments on capital leases                                     (66,512)            (2,640)          (124,155)           (6,085)
    Issuance of common stock                                          2,045                  -              3,689           20,164
                                                             ---------------    ---------------    ---------------    -------------

            Net cash (used in) provided by financing
              activities                                            (84,066)           399,478          (164,996)          416,197
                                                             ---------------    ---------------    ---------------    -------------

    Increase (decrease) in cash and cash equivalents                740,001            423,180            300,317         (652,550)

    Cash and cash equivalents at beginning of period              1,502,062            812,844          1,941,747        1,888,574
                                                             ---------------    ---------------    ---------------    -------------

    Cash and cash equivalents at end of period                    2,242,063         $1,236,024         $2,242,064       $1,236,024
                                                             ===============    ===============    ===============    =============





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

                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   JUNE 30,                                   JUNE 30,
                                          1997                  1996                 1997                 1996
                                          ----                  ----                 ----                 ----
WEIGHED AVERAGE SHARES:
Common stock                            2,618,259            2,614,571            2,617,802            2,602,670

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10.0 Technology License Agreement between InTime Systems International, Inc. and Oracle Corporation dated February 19, 1997(1)
                  27.0   Financial Data Schedule(2)

         (b)   Reports on form 8-K

                  No reports on form 8-K were filed during the period covered by this report on Form 10-QSB.





--------------
(1) Confidential Treatment has been requested for portions of this Exhibit.
(2) Contained in the Form 10-QSB for the quarter ended June 30, 1997 and filed on August 13, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 8, 1997 by the following persons, thereunto duly authorized.


                                          InTime Systems International, Inc.




                                 By:               /S/  WILLIAM E. BERRY
                                      ----------------------------------------
                                                    William E. Berry
                                                         President
                                               (Chief Executive Officer)



                                 By:              /S/   MICHAEL D. MATTE
                                      ----------------------------------------
                                                       Michael D. Matte
                                                   Chief Financial Officer

                       INTIME SYSTEMS INTERNATIONAL, INC.
                         Exhibits to Form 10-QSB/A No.1

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.0 Technology License Agreement between InTime Systems International, Inc. and Oracle Corporation dated February 19, 1997(1)

27.0           Financial Data Schedule(2)

--------
(1) Confidential Treatment has been requested for portions of this Exhibit.

(2) Contained in the Form 10-QSB for the quarter ended June 30, 1997 and filed on August 13, 1997.