Form 10QSB
period 1997-09-30
INTIME SYSTEMS INTERNATIONAL INC
filed 1997-11-13
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                      65-0480407
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1601 FORUM PLACE, SUITE 500, WEST PALM BEACH, FL                 33401
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (561) 478-0022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]


Number of shares outstanding of each of the issuer's classes of common equity as of November 13, 1997.

                  Class A Common Stock 1,984,241 Shares
                  Class B Common Stock 2,540,588 Shares

                       INTIME SYSTEMS INTERNATIONAL, INC.
                                   FORM 10-QSB

                    For the Quarter ended September 30, 1997



Part I - Financial Information


                  INDEX                                                PAGE NO.
                  -----                                                --------
         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheet                     3
                  Condensed Consolidated Statement of Operations           4
                  Condensed Consolidated Statement of Cash Flows           5
                  Notes to Condensed Consolidated Financial Statements     6



         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7



Part II - Other Information                                                11

                       INTIME SYSTEMS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                 SEPTEMBER 30,                  December 31,
                                                                                     1997                          1996
                                                                            ----------------------         ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $2,104,021                    $1,941,747
    Accounts receivable, net of allowance for doubtful accounts                        2,062,819                     2,101,940
    Other current assets                                                                 554,882                        89,601
                                                                            ----------------------         ---------------------

        Total current assets                                                           4,721,722                     4,133,288

Property and equipment, net of accumulated depreciation and
  amortization                                                                           595,344                       633,558
Software development costs, net of accumulated amortization                              225,875                       312,491
                                                                            ----------------------         ---------------------

        Total assets                                                                   5,542,941                     5,079,337
                                                                            ======================         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                563,293                       361,888
    Deferred revenue                                                                     226,374                       126,426
    Current obligations under capital leases                                             124,719                       202,903
                                                                            ----------------------         ---------------------

        Total current liabilities                                                        914,386                       691,217

Obligations under capital leases                                                               -                       124,155
                                                                            ----------------------         ---------------------

        Total liabilities                                                               $914,386                      $815,372
                                                                            ----------------------         ---------------------

Stockholders' equity:
    Preferred stock:
        Par value $1 per share; 5,000,000 shares authorized;
          no shares issued or outstanding                                                      -                             -
    Common stock:
        Class A common stock:
            Par value $.01 per share; 16,905,279 shares authorized;
              1,968,170 and 1,790,516 shares issued and
              outstanding, respectively                                                  $19,682                       $17,905

        Class B common stock:
            Par value $.01 per share; 3,094,721 shares authorized;
              2,540,588 and 2,715,664 shares issued and
              outstanding, respectively                                                   25,406                        27,157
    Additional paid-in-capital                                                         6,185,153                     6,180,643
    Retained deficit                                                                 (1,601,686)                   (1,961,740)
                                                                            ----------------------         ---------------------

        Total stockholders' equity                                                     4,628,555                     4,263,965

Commitments and contingencies                                                                  -                             -
                                                                            ----------------------         ---------------------
                                                                                      $5,542,941                    $5,079,337
                                                                            ======================         =====================

Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                   Consolidated Income Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    1997            1996          1997             1996
                                                ------------    ------------   ------------    ------------
Net revenues:
    Consulting services                         $  3,290,525      $3,015,260   $  9,318,236    $  8,088,577
    Software related revenue                         294,801         107,468        796,864         341,750
    Other                                             32,384          14,007        103,645          29,232
                                                ------------    ------------   ------------    ------------
                                                   3,617,710       3,136,735     10,218,745       8,459,559
Costs and expenses:
    Cost of consulting services                    1,923,838       1,568,963      5,633,834       4,357,295
    Cost of software services                        164,603         104,125        438,363         292,646
    Sales and marketing                              534,873         676,462      1,388,128       2,139,852
    Computer software development                    178,111         152,235        446,540         668,549
    General and administrative                     1,032,305         416,300      2,368,264       1,099,504
                                                ------------    ------------   ------------    ------------

Income (loss) before benefit for income taxes       (216,020)        213,650        (56,384)        (98,287)
Benefit for income taxes (Note 2)                    (68,527)           --         (416,436)           --
                                                ------------    ------------   ------------    ------------

Net income (loss)                               $   (147,493)   $    213,650   $    360,052    $    (98,287)
                                                ------------    ------------   ------------    ------------

Net income (loss) per share (Note 3)            $       (.06)   $        .08   $        .14    $       (.04)
                                                ============    ============   ============    ============


Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                       Three Months Ended           Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     1997           1996           1997            1996
                                                                  -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                             $  (147,493)   $   213,650    $   360,052    $   (98,287)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                 184,226         83,312        412,833        252,855
        Provision for doubtful accounts receivable                     41,774         94,000        121,972         94,000
        Changes in assets and liabilities:
          Decrease in accounts receivable                            (223,815)      (115,383)       (77,352)      (917,973)
          Decrease (increase) in other assets                         (49,080)        15,065       (470,780)       (43,437)
          Increase in accounts payable and accrued expenses           318,556         46,102        201,405         43,754
          (Decrease) increase in deferred revenue                     (37,173)       (10,969)        99,948        (16,546)
                                                                  -----------    -----------    -----------    -----------

            Net cash provided by (used in) operating activities        86,995        325,777        648,078       (685,634)
                                                                  -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                               (192,231)       (15,602)      (288,002)       (72,938)
                                                                  -----------    -----------    -----------    -----------

            Net cash used in investment activities                   (192,231)       (15,602)      (288,002)       (72,938)
                                                                  -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Lease obligations                                                 (33,654)       (38,286)       (78,184)       363,832
    Payments on capital leases                                           --           (2,683)      (124,155)        (8,763)
    Issuance of common stock                                              847           --            4,536         20,159
                                                                  -----------    -----------    -----------    -----------
            Net cash (used in) provided by financing activities       (32,807)       (40,969)      (197,803)       375,228
                                                                  -----------    -----------    -----------    -----------

    Increase (decrease) in cash and cash equivalents                 (138,043)       269,206        162,273       (383,344)

    Cash and cash equivalents at beginning of period                2,242,063      1,236,024      1,941,747      1,888,574
                                                                  -----------    -----------    -----------    -----------

    Cash and cash equivalents at end of period                    $ 2,104,020    $ 1,505,230    $ 2,104,020    $ 1,505,230
                                                                  ===========    ===========    ===========    ===========

Attention is directed to the accompanying notes to the condensed consolidated financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - FINANCIAL STATEMENTS:

The accompanying consolidated financial statements herein are unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. A summary of the Company's significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements included in the Company's Form 10-KSB dated April 14, 1997.

The consolidated results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The consolidated financial statements for December 31, 1996 included herein were taken from the audited Consolidated Financial Statements included in the Company's Form 10-KSB dated April 14, 1997.

NOTE 2 - BENEFIT FOR INCOME TAXES:

The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. As of December 31, 1996 the Company had a net deferred tax asset that was fully reserved with a valuation allowance. As of September 30, 1997, the Company has a net deferred tax asset consisting primarily of a net operating loss carry forward in the amount of $426,557. In the second quarter of 1997, the Company eliminated the valuation allowance held against the net deferred tax asset due to future earnings potential. Pursuant to SFAS No. 109, management believes that the realization of the net deferred tax asset recorded on the condensed consolidated balance sheet as of September 30, 1997 is more likely than not. The effect of increasing the deferred tax asset during the third quarter of 1997 is to reduce income tax expense by $73,089.

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


                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   1997        1996        1997        1996
                                 ---------   ---------   ---------   ---------
WEIGHED AVERAGE SHARES:
Common stock                     2,618,755   2,670,625   2,618,425   2,457,175

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                    Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                       1997     1996           1997     1996
                                       ---      ---              ---      ---
Net Revenues                           100%     100%             100%     100%
Consulting Services Costs               53       50              55       52
Software Services Costs                  5        3               4        3
Sales/Marketing Expenses                15       22              14       25
Software Development Expenses            5        5               5        8
General and Administrative Expenses     28       13              23       13

Income (Loss) Before Taxes              (6%)      7%             (1%)     (1%)


REVENUES

         Consulting services revenue is generated from systems integration on human resource and payroll systems. Consulting services revenue increased by $275,000 or 9% for the three months ended September 30, 1997 over the same period of 1996. For the nine months ended September 30, 1997, consulting services revenue has increased by $1,229,000 or 15% from the same period in 1996. The increase in consulting services for the three and nine month period is primarily attributable to increased head-count and the ability to achieve increased or higher billing rates. The Company is currently focusing its attention on selling long-term implementation engagements directly to potential customers of the three major payroll and human resource vendors.

         The Company derives 56% of its revenues from PeopleSoft HRMS implementations. There are currently two PeopleSoft implementations, Asplundh Tree Service and New York Times, which represents 13% and 11.4% of total revenues year-to-date, respectively. The Company currently has contracts for these clients through October 1997 and May 1998, respectively. There can be no assurances that the Company will obtain extensions to these contracts or the customer will authorize additional work to be commenced. Management anticipates that over the next twelve months, the mix of revenue derived from PeopleSoft implementations will shift from PeopleSoft to Oracle implementations. This is due to the investment that the Company has made over the past eighteen months in the Oracle relationship, as well as anticipated consulting from the product currently being licensed and sold by the Oracle Corporation.

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

         Seasonal factors such as weather related shut-downs in major markets, holidays and vacation days, total business days in a quarter, or the business practices of a client such as deferring commitments on new projects until after the end of the fiscal quarter or fiscal year could have an adverse affect on the Company's business, financial condition and results of operation. These factors could have an impact on the remainder of the Company's current fiscal year.

         Software related revenue includes all revenue related to the Company's Time and Attendance management system (TAMS/O), including direct license fee, royalties, installation fees, and maintenance fees. Software related revenue increased by $187,000 or 174% for the three months ended September 30, 1997 as compared to the same period in 1996. For the nine months ended September 30, 1997, software license revenue has increased by $455,000 or 133% as compared to the same period in 1996. The increase in software related revenue for the three months ended September 30, 1997 is primarily due to the closing of the license sale to the City of Detroit for $213,000.

         Software sales through September 30, 1997 do not include revenue associated with the Technology License Agreement signed with Oracle. Oracle has confirmed several units of the Time and Attendance product have sold, but actual royalty amounts have not been reported to the Company. Revenues related to the Technology License Agreement will be recorded when reported by Oracle Corporation.

COST OF CONSULTING SERVICES

         Cost of consulting services increased by $355,000 or 23% for the three months ended September 30, 1997 over the same period of 1996. For the nine months ended September 30, 1997, cost of consulting services has increased by $1,277,000 or 29% from the same period in 1996. The increase in the cost of consulting services is due to the following: increased usage of contractors, increased headcount, and an increase in bonuses paid to consultants.

         The margins on consulting services have decreased as a result of lower than anticipated utilization of existing staff. This is because as the utilization of existing consultants decreases, gross margins also decrease. Ultimately, if the Company is not successful in its sales efforts, management may be required to reduce consulting staff in order to improve margins. The gross margin percentage achieved during the third quarter of 1997 is not necessarily indicative of the gross margins that will be achievable through the remainder of 1997.

         The Company's continued success and future growth will depend on its ability to attract, develop, and retain a sufficient number of experienced and highly skilled professional employees. Personnel qualified to deliver most of the Company's services are in high demand and are likely to remain a limited resource in the future. There can be no assurances that the Company will be able to recruit, develop, and retain a sufficient number of experienced and highly skilled professionals to staff its consulting projects and meet future demands. The Company's future success in the consulting area will depend in large on its ability to set high rates of employee utilization, set rates at acceptable margins, and maintain project quality.

SOFTWARE SERVICE COSTS

         Software service costs are direct costs associated with the Company's proprietary software products, TAMS/O and Oracle Time Management (OTM), relating to the Technology License Agreement. Costs include salaries, wages, travel, and other expenses incurred during sales demonstrations and training of Oracle sales support on the use of the software.

         For the three months ended September 30, 1997, software services costs increased $60,000 or 58% as compared to the prior year. For the nine months ended September 30, 1997, software services costs increased $145,000 or 50% as compared to the same period in the prior year. Included in the software service cost for the three months ended September 30, 1997 is a charge relating to the severance associated with a former officer of the Company. The remaining increase in the software services cost reflects the commitment required by the Technology License Agreement regarding on-going development maintenance and sales support.

SALES AND MARKETING EXPENSES

         Sales and Marketing expenses decreased by $142,000 or 21% for the three months ended September 30, 1997 over the same period of 1996. For the nine months ended September 30, 1997, sales and marketing expenses decreased by $752,000 or 35% from the same period in 1996.

         The decrease in sales and marketing expenses year-to-date is the result of reduced sales efforts from the first quarter of 1996 for the Company's software product, TAMS/O. In the first quarter of 1996 the Company had begun establishing a sales infrastructure for the sale and distribution of this product. This effort was later abandoned due to delays in the release of the Oracle HRMS product. The time and attendance product is currently being distributed by Oracle in accordance with a Technology License Agreement and as a result, no additional sales cost is necessary. Additionally, in the prior year, certain costs related to the administration of the organization were included in sales and marketing. These costs include the rent on the corporate headquarters, as well as the salary of the President and CEO. These costs are being reflected in general and administrative expense in 1997 and contribute to the decrease in sales and marketing expense as compared to 1996. A corresponding increase in the general and administrative expense is discussed below.

SOFTWARE DEVELOPMENT EXPENSES

         Software Development expense increased by $21,000 or 13% for the three months ended September 30, 1997 over the same period of 1996. For the nine months ended September 30, 1997, software development expense decreased by $222,000 or 33% from the same period in 1996.

         The significant decrease in software development expenses year-to-date is due to expenditures in the first quarter of 1996 related to the final development cost of the OTM product which are not included in the 1997 operating results.

         The Company's current expenditures for research and development are primarily focused on TAMS/O and OTM enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative expenses increased by $616,000 or 148% for the three months ended September 30, 1997 over the same period of 1996. For the nine months ended September 30, 1997, general and administrative expenses increased by $1,269,000 or 115% from the same period in 1996.

         In comparing the third quarter of 1997 and year-to-date expenses, employee and employee related costs have increased due to an increased number of administrative employees, as well as significant costs associated with recruiting new consultants. Certain key employees and other costs have been classified as general and administrative from sales and marketing to more accurately reflect their current responsibilities. Of equal significance is the recruiting cost, which is $224,000 and $456,000 for the quarter and year-to-date, respectively. Other significant increases in general and administrative include depreciation, which has increased due to a growth in fixed assets, accrual for the employee 401(k) plan not included in the first quarter of 1996, legal fees and office rent. During the third quarter of 1997, general and administrative expenses increased due to the cost of the Company's national meeting attended by all employees and accrual of $128,000 related to the severance of the Company's former Chairman.

         Pre-tax loss for the third quarter of 1997 was $216,000 versus a pre-tax profit of $214,000 in income for the same period in 1996. The decrease is due to lower than projected utilization (billable consultants) and higher consulting costs, as well as the one-time charge associated with the reorganization and related severance costs.

         The Company is currently exploring acquisition opportunities and anticipates making these acquisitions through the issuance of additional common stock. While the Company's objectives are to ensure that accretive acquisitions are made, there can be no assurances that the Company will complete any acquisitions or that the operations of the corporation will be accretive and not dilutive in nature.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997 the Company had cash and cash equivalents of $2,104,021 and working capital of $3,758,180.

         The Company expects that cash flows from operations and existing cash and cash equivalents will be adequate to meet the Company's cash requirements during the remainder of 1997.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in the section of the report under Results of Operation are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993 and Section 21E of the Securities and Exchange Act of 1934. Statements that express the "belief", "anticipation", "plans", "expectations", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. While the Company believes that these statements are accurate, the Company's business is dependant on general economic conditions and various conditions specific to its industry and future trend results can not be predicted with certainty. The forward-looking statements discussed above and some of the qualifying factors are;

* The mix of consulting revenue could shift from the PeopleSoft HRMS product to Oracle HRMS products. Contributing factors include Oracle's ability to sell its HRMS software, the ability to sell OTM and TAMS/O, and the ability of the Company to sell consulting services on Oracle's HRMS products, OTM, and TAMS/O;
* Seasonal factors such as weather related shut-downs in major markets, holidays and vacation days, total business days in a quarter, or the business practices of a client could have an adverse impact on the financial condition and results of operation. Any of these factors could have an impact on the remainder of the current fiscal year;
* The Company's continued success and future growth will depend on its ability to attract, develop, and retain a sufficient number of experienced and highly skilled professional employees. The Company's inability to recruit, develop, and retain a sufficient number of experienced and highly qualified professionals to staff its consulting projects would have an adverse impact on the Company's performance;
* Sales of the software product, OTM, could vary based on the success of the Oracle HRMS software. Any down-turned on the sale of Oracle's product would likely have an adverse impact on InTime software sales; and
* The Company is currently exploring acquisition opportunities and anticipates making acquisition through the issuance of common stock of the Company. Among the factors which could impact the ability to complete an acquisition include price and accounting issues which could impead the ability of the Company to structure an acquisition on a pooling of interest basis.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 13, 1997 by the following persons, thereunto duly authorized.


                                 InTime Systems International, Inc.



                        By:    /S/  WILLIAM E. BERRY
                           -------------------------------------
                                William E. Berry
                                       President
                               (Chief Executive Officer)


                        By:   /S/   MICHAEL D. MATTE
                           -------------------------------------
                                     Michael D. Matte
                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

  27      Financial Data Schedule