Form 10KSB40
period 1997-12-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1998-04-15
CIK 934539

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1997.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                65-0480407
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

1601 FORUM PLACE, WEST PALM BEACH, FL                   33401
-------------------------------------                   ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for its most recent fiscal year.  $13,881,632.

The aggregate market value of the voting stock held by non-affiliates based on the closing price quoted by NASDAQ on March 31, 1998: $27,527,451. (Includes the value of Class A Common Stock. See Item 11).

Number of shares outstanding of each of the issuer's classes of common equity, as of March 18, 1998:

                  Class A Common Stock 4,516,493 Shares
                  2,360,000 Class A Warrants

Documents incorporated by reference:

         None.

Transitional Small Business Disclosure Format (check one):

YES ___     NO  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

InTime Systems International, Inc. (the "Company") and its wholly owned subsidiaries, the Consulting Team ("TEAM"), are primarily engaged in providing system integration services relating to the selection, implementation and use of human resources, payroll and selected software systems. The Company was incorporated in Delaware in January 1994 and acquired all of the common stock of TEAM, a Florida corporation organized in 1985 and InTime Systems, Inc., a Delaware corporation organized in 1993. The Company's headquarters are located in West Palm Beach, Florida.

In 1995, the Company developed a proprietary time and attendance management software system, ("TAMS"), which provides management with combined time, attendance, payroll and human resource information on a real time basis. TAMS integrates the human resource and payroll systems for producing a paycheck, allowing employers to efficiently and accurately produce a paycheck and collect information to better monitor, analyze, and audit human resource costs in their business. Since 1985, TEAM has been providing consulting services to employers relating to the selection, implementation and use of human resource, payroll and selected software systems. It is from this experience that TAMS was developed incorporating many features that were not available in client human resource and/or payroll systems.

In January 1997, the Company signed a technology license agreement (the "Agreement") with ORACLE Corporation ("ORACLE") allowing ORACLE to promote, market and distribute TAMS/O (OTM) through its worldwide distribution channels. The Company also continues to market TAMS/O through its existing sales team.

PRODUCT AND SERVICE DESCRIPTION

CONSULTING SERVICES

The Company provides consulting services on Human Resource Management Systems ("HRMS") for primarily Fortune 1,000 companies. The primary focus is directed toward strategic services consulting and full system implementation projects for major HRMS applications, such as Oracle, PeopleSoft, and ADP. TEAM's consulting fulfillment staff is structured around two (2) major consulting areas: Strategic Services and HRMS implementation. The Strategic Services group provides consulting services on process reengineering and improvements, HRMS needs evaluation, vendor selection and negotiations, generalized human resource, payroll and benefit administration and establishing human resource information centers. The HRMS implementation group provides consulting services on all aspects of HRMS implementation projects, including project definition, fit analysis, data modeling, functional and technical assistance on the implementation of packaged systems into production environments.

CONSULTING STAFF

TEAM's HRMS consulting staff consists primarily of senior level consultants who are experienced with human resource, payroll and benefit administration practices and recent changes in industry standards, technological advances in vendor systems, and government compliance regulations. TEAM's staff contains a blend of functional skills necessary to apply the business needs to the system's technology and technical skills needed to ensure the systems are designed with enough flexibility to handle the ever-changing business practices.

The Company recognizes that its success can be sustained only through the efforts and quality of its consultants. Management has responded and provides responsive technical and professional support to all of its consultants. Additionally, TEAM recently established an employee training program to ensure its consultants are knowledgeable in the latest applications, technology and project management expertise.

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

COMPETITION

The Information Technology (IT) services industry is extremely competitive and highly fragmented. Although the market is consolidating, management does not believe any one company is dominant in the HRMS consulting field. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client based than the Company. Management of the Company believes that the significant and competitive factors in the sale of its services include the quality of the consultant services, price and reputation.

Prime contractors represent additional competitive challenges. As many businesses strive to provide enterprise-wide solutions in their software selections, some have also gone to enterprise solutions for the systems integration IT with respect to implementation of these systems. The Company is taking steps to become an enterprise solution for certain vendor products.

The Company believes that specializing in the implementation of human resource/payroll/benefit systems is a unique service. By having a specialization in this area, thirteen years of experience and a solid reputation, TEAM will continue to have the ability to compete with larger and more recognized firms. TEAM is one of only a few specialized firms that provide full-service technical and functional assistance in the human resource, payroll and benefit systems area.

CONSULTING AGREEMENTS

Consulting services for all of TEAM's projects are documented through a Professional Services Agreement ("PSA") and a Work Authorization Form ("WAF"). The PSA is written to cover the basic contractual terms while the WAF contains the specifics, such as rates and deliverables for each consulting engagement. By breaking contractual terms from specific terms for individual projects, a consulting engagement can be expanded to accommodate additional work or rate increases without having to renegotiate the contract. A typical implementation consulting contract involves two to four staff members for a period of six months to one year. Strategic service projects are more focused and average one to two staff members for a period of one month to six months.

Consultants work with clients on an hourly, daily, weekly or monthly basis. Generally, TEAM charges its clients for consulting services on an hourly or per diem rate basis. However, TEAM has entered into 'fixed price' and 'not to exceed bid' contracts. These contracts are typically executed when TEAM has completed a project definition audit to correctly assess the effort and resources required.

Clients and the Company's staff must sign a confidential disclosure and non-compete agreement, which preclude them from hiring any of the Company's consultants for a period of six months after the Company's contract with the client is completed.

MAJOR CUSTOMERS

During 1997, the following customers comprised 10% or more of the Company's net revenue:

                           THE NEW YORK TIMES COMPANY          12.00%
                           ASPLUNDH TREE SERVICE               10.70%

The Company's major customers vary from year to year. See Item 7 note 8.

SOFTWARE PRODUCTS

The Company has two versions of TAMS. The first version is the original TAMS product, which was developed for operation in a mainframe environment. The second, TAMS/O, was specifically developed to work exclusively with the Oracle HRMS system.

In 1996, the Company discontinued the sale of the mainframe version of TAMS. This was primarily due to the fact that the HRMS market in general has moved to client/server technology. This has resulted in minimal expenditures by the Company for the mainframe-based products.

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

TAMS/O can provide employers with many efficiency and cost saving benefits, including:

     \bullet\ Elimination of duplicate payments, overpayments and underpayments;

     \bullet\ Eliminating the typical "time-crunch" associated with meeting payroll deadlines, which often lead to multiple errors;

     \bullet\ Eliminating the manual activity involved in consolidating, calculating, verifying, correcting, balancing and editing time and attendance system data prior to payroll processing;

     \bullet\ Controlling labor costs by providing management immediate information, such as attendance and work trends in various units and notice of where time or cost limits have been exceeded;

     \bullet\ Tracking accrued vacation and leave time and other employee entitlements such as family leave to facilitate the audit process and reduce auditing cost;

     \bullet\ Scheduling employees for work on many different shifts and plans;

     \bullet\ Helping management optimize the labor force mix of permanent, part-time, contract or shared-job employees.

MARKETING AND SALES STRATEGY

TAMS/O

In January of 1997, the Company entered into an agreement with Oracle which allows for the distribution of the TAMS/O product directly by Oracle. Under this agreement, Oracle may market the product under their own product name ("OTM"), and the product will be listed on the Oracle price list and sold with Oracle HRMS systems. The product may also be licensed directly by Oracle's authorized distributors.

Under the agreement, the Company will provide support to Oracle marketing, and support consultants on the OTM product. Specifically this will include assisting Oracle in developing sales and marketing s material, and instructing Oracle marketing support personnel in the performance of presentation and demonstration of OTM, and in supporting the global demonstration version of the OTM product for Oracle. The Company also agrees to provide technical support in enhancing OTM for future releases.

During the term of this agreement Oracle has the option to acquire from the Company a worldwide, perpetual, royalty-free, irrevocable, non-exclusive right and license. In the event Oracle exercises the option, Oracle shall pay the Company the sublicense fees for a period of three years from the exercise date.

It is anticipated that the OTM product will be demonstrated to each of Oracle's prospective HRMS customers, as the product will be included in their global demonstration system, and in Oracle application sales training.

Although the agreement is non-exclusive and does allow the Company to directly market the product, management does not foresee significant benefits in this course of action and will minimize any direct sales efforts for this product. Oracle will be licensing the product directly to its customers under similar terms for the licensing of Oracle's own products. The Company will receive a royalty from each of the licenses Oracle and/or its distributors conclude pursuant to the conditions of the agreements.

LICENSE, MAINTENANCE, AND SERVICE AGREEMENT

When the Company makes direct sales of its current TAMS/O product, the Company provides a warranty of title against major programming defects. The licensee can also elect an annual maintenance plan at a cost of approximately 19% of the base license fee. The Company enters into contracts with its customers to directly customize TAMS/O as part of a separate professional services agreement. The estimated revenue from implementation and consulting services can be approximately 4 to 7 times the cost of the license fee.

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

The agreement with Oracle is not exclusive; therefore, there can be no assurance that other companies with financial resources and expertise in this specialized field do not have or are not currently developing a functionally equivalent product that will become available to Oracle in the near future. The computer industry is characterized by rapidly changing technology and is intensely competitive. The Company's ability to continue to provide Oracle with a competitive product will depend on Oracle's ability to license OTM, and provide a continuing revenue stream to the Company to enhance and improve it. There can be no assurance that the Company will be able to compete successfully or that those competitors will not develop technologies, products, or relationships that will render TAMS/O obsolete or less marketable or that the company will be able to successfully enhance TAMS/O on an on-going basis.

DEVELOPMENT

The Company is committed to refining TAMS/O and OTM to meet the changing needs of the market place and assuring continued compatibility of the product with the introduction of any new software. No assurances can be given that the Company will be able to do so, or if able to do so, that these refinements and upgrades will be introduced in a timely manner. The Company currently employs 7 development staff who expects to devote all or a portion of their time to development support in accordance with the Oracle distribution agreement. The Company's research and development department will handle all product enhancement activity, maintenance, and modification of OTM in connection with the Oracle agreement.

EMPLOYEES

Currently, the Company has 83 full-time employees, including its executive officers. The Company is currently using the services of 15 independent contractors. The Company's staff is divided into 10 employees in administration, 12 in sales and marketing, 10 in product development, 1 in software sales, 1 in training, 1 in recruiting, and 47 consultants. None of the Company's employees or independent consultants are covered by a collective bargaining agreement; however, most are engaged by a standard letter agreement. Each person has signed a non-compete and confidential disclosure agreement.

The Company's success depends on its ability to attract and retain consultants with the technical skills require to meet client specific needs. The IT industry has high consultant turnover rates and the demand for consultants to date has substantially exceeded supply. This has resulted in intense competition for consultants and the Company expects such competition for consultants to increase in the future. There can be no assurances that the Company will attract and retain the personnel it requires to conduct its operations successfully or attract additional personnel for expanded operations. Failure to attract and retain such personnel or an increase in the Company's consulting turnover rate could have a material adverse affect on the Company's business, operating results and financial conditions.

Due to the high demand for IT services and the shortage of qualified IT consultants, management anticipates salary increases in the IT industry will surpass normal levels of those of other industries. If the demand continues to be strong, the trend of salary increases could have a material adverse affect on the Company's business, operating results and financial conditions, if the Company is unable to pass the increased payroll cost on to its clients. The Company attempts to pass these costs on to the clients to offset the increases where possible. There can be no assurances that all increases can be passed on to the customer.

SEASONALITY

The Company's operating results are adversely affected when the client facilities close due to holidays or inclement weather. The Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and closings of client facilities during that quarter. Further, the Company may experience lower operating results in the first quarter due in part to the timing of client budget approval processes.

YEAR 2000 ISSUES

The Company has completed an initial evaluation of its internal systems and concluded that its current financial systems are Year 2000 compliant and as such, transition to the Year 2000 will not have a material impact on the Company. The Company's product, TAMS/O, has also been evaluated and considered year 2000 compliant.

The Company is exposed to external Year 2000 risk through the Company's suppliers and financial institutions if these third party vendor's systems are not Year 2000 compliant. These disruptions could include the client's inability to process payment to the Company or financial institution's inability to process checks drawn on the Company, accept deposits, wire transfers. Other suppliers and vendors that could have an impact on the Company include a loss of data communications and other interruptions essential to the normal conduct of business of the Company. The Company is unable to determine the nature or impact of such interruptions, if any, at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases all of its office space. The headquarters is in West Palm Beach, Florida, with additional sales and marketing offices in the Dallas, TX and Burlingame, CA areas. The research and development office is in Columbia, South Carolina. Set forth below is a summary of the offices leased by the Company.

LOCATION                  SQUARE FEET    ANNUAL RENTAL    EXPIRATION DATE
--------                  -----------    -------------    ---------------
West Palm Beach, Fla.          10,529         $186,155    Nov.  2001 (1)
Columbia, SC                    3,600          $40,710    July  1998 (2)
Dallas, TX                        285          $13,927    Jan.  1998 (3)
Burlingame, CA                    229          $13,800               (3)

1) 10,529 square feet in an office complex in West Palm Beach. The lease expires 2001. The rental rates, including CAM, range from $15.00 to $19.25 per square foot over the life of the lease.

2) 3,600 Sq.Ft. expires July 1998. Management anticipates continuing on a month to month basis.

3) Space rented in executive office suites. No long-term arrangements have been entered into.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF SECURITIES

Effective February 16, 1995 the Company's units; consisting of 1 share of Class A common stock and 1 Class A warrant to purchase 1 share of Class A common stock, began trading on the Small Cap Market of the NASDAQ Stock Market under the symbols: units, TAMSU; Class A common stock, TAMSA; and Class A Warrants, TAMSW.

As of March 20, 1998, the Company believes there were in excess of 300 beneficial owners for the common stock units, Class A common stock, and warrants. The high and low bid prices for the period January 1, 1996 through December 31, 1997 as reported by NASDAQ are:

                                                   1996                  1997
                                                   ----                  ----
        UNITS (TAMSU)                       HIGH       LOW      HIGH      LOW
        -------------                       ----       ---      ----      ---

        Fourth Quarter                    $10.50     $9.00     $7.06    $5.25
        Third Quarter                     $ 9.58     $8.50     $8.50    $7.00
        Second Quarter                    $10.75     $8.38     $8.94    $7.25
        First Quarter                     $ 9.88     $8.25     $9.94    $8.88

        CLASS A COMMON STOCK (TAMSA)        HIGH       LOW      HIGH      LOW
        ----------------------------        ----       ---      ----      ---

        Fourth Quarter                    $ 8.00     $6.89     $6.25    $4.38
        Third Quarter                     $ 7.47     $6.50     $7.25    $5.75
        Second Quarter                    $ 8.00     $6.25     $7.25    $6.38
        First Quarter                     $ 6.89     $6.13     $7.25    $7.00

        CLASS A WARRANTS (TAMSW)            HIGH       LOW      HIGH      LOW
        ------------------------            ----       ---      ----      ---

        Fourth Quarter                    $ 2.75     $1.75     $1.38    $0.81
        Third Quarter                     $ 2.25     $1.63     $1.98    $1.06
        Second Quarter                    $ 2.75     $2.00     $2.25    $1.50
        First Quarter                     $ 3.00     $2.00     $2.12    $1.75

At March 26, 1998, the closing prices for the Company's common stock units, Class A common stock and warrants as reported by NASDAQ, were 8, 7, and 1.5 respectively. Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs, or commissions. Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

The following selected financial data and discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other detailed financial information included elsewhere in this annual report.

SELECTED FINANCIAL DATA

The following tables set forth selected financial and operating data for the years ended December 31, 1997 and 1996. The information for the years ended December 31, 1997 and 1996 has been derived from the consolidated financial statements of the Company, which have been audited by Price Waterhouse LLP, the Company's independent accountants and appears elsewhere in this annual report.

                                                       YEAR ENDED DECEMBER 31,
                                                    1996                   1997
                                                    ----                   ----
STATEMENT OF INCOME DATA:                              (DOLLARS IN THOUSANDS)
Revenues:

  Consulting Services.........................   $11,193                $12,732
  Software Related Services (1)...............       479                  1,003
  Other.......................................        65                    146
                                                 -------                -------
  Net Revenues................................    11,737                 13,881
Cost and Expenses:
  Consulting Services.........................     6,003                  7,713
  Cost of Software Services (1)...............       353                    508
  Sales and Marketing.........................     2,864                  1,941
  Software Development........................       810                    649
  General and Administrative..................     1,648                  2,798

Income Before Taxes...........................        60                    272
  Income Taxes Benefit........................         -                    292
                                                  ------                -------
Net Income....................................       $60                   $564

Net Income Per Share - basic..................   $   .02                $   .22
Net Income Per Share - diluted................   $   .02                $   .21

(1) Software related services revenue is derived from software license fees and maintenance fees. Software service costs are direct costs associated with the Company's proprietary software product TAMS/O including salaries, wages, travel, and other expenses incurred in earning the software related services revenues.

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net sales for the periods indicated:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           1996                      1997
                                           ----                      ----

Net Revenue............................   100.00%                   100.00%
Consulting Service Costs  .............    51.10                     56.00
Software Service Costs  ...............     3.00                      4.00
Sales/Marketing Expenses  .............    24.40                     14.00
Software Development  .................     6.90                      5.00
General and Administrative Expenses ...    14.00                     20.00
                                          ------                    ------

Income from Operations  ...............      .01%                     2.00%
                                          =======                   =======

REVENUES

Net revenues for the year ended December 31, 1997 increased by $2,187,600 or 19% over net revenues for 1996. This revenue growth is derived primarily from two sources - Consulting Services and Software License Fees. Revenue growth from Consulting Services is derived primarily from the utilization of consultants and increased billing rates. The increase represents a combination of increased billing rates, and the strong demand for systems integration services. Although the demand for consulting services remains strong and the outlook is good, it is unlikely that the Company, in the future, can continue to grow at the current rate solely from billing rate increases.

Software related revenue increased by $503,830 from 1996 to 1997 or approximately 101%. The growth of software related revenue is due primarily to license fees received from the royalty associated with the Oracle Licensing Agreement as well as direct sales of TAMS/O to customers. The increase in the revenue was directly affected by the roll out of the Oracle HMRS product in June of 1997.

In January of 1997, the Company entered into an agreement with Oracle Corporation, which allows for the worldwide, non-exclusive distribution of TAMS/O directly by Oracle. Under this agreement, Oracle may market the product under their own product name, OTM. The product will be listed on the Oracle price list and sold with Oracle HRMS systems. At this time, management cannot reasonably estimate the impact on software sales of the Oracle distribution of OTM.

CONSULTING SERVICE COSTS

For the year ended December 31, 1997, the cost of consulting services increased by $1,714,002 or 29% and represented 69% of consulting revenues. For the same period in 1996, the cost of consulting services were 54% of consulting revenues. The cost of the consulting services as a percentage of consulting revenues can be impacted by several factors. These factors include the cost of individual consultants and the actual billable time they achieve during the year. As the demand for consultants and systems integration increases, the Company expects that the cost for individual consultants will also increase. Management anticipates passing these costs along to their clients; however, there are no assurances that the cost increases can be completely passed through or passed through at all. During the first half of 1997 the Company expanded its consulting staff expecting substantial new Oracle implementation business. During 1997 the actual billable time ("utilization") of the consulting staff was below what was anticipated by management because TEAM did not close the contracts for the implementation of Oracle HMRS software that had been anticipated, due to delays in the product release. During 1997, the mix of Oracle HRMS implementation consultants represented 66% of our existing consulting staff. PeopleSoft consultants represented the remaining 33% of the consultants. As a result of the industry demand for systems integration services, the Company has focused on specific vendor applications and larger implementations. The Company will be hiring new consultants and training them on applications that the Company views have the largest growth potential. This will include Oracle, PeopleSoft, and ADP. The hiring and training period will represent non-billable time and will have a negative impact on margins between consulting revenues and the cost of consulting services. Management believes that this will be a short-term impact; however, the long-term benefits of having the resources available to meet demand will outweigh this temporary impact to earnings.

In addition to the items noted above, the Company also uses independent contractors. Cost for outside contractors can range 30% to 60% higher than internal consultants depending on the technical abilities of the contractor. The mix between employees of the Company and outside contractors could have a significant impact on the cost of consulting services. The increased costs associated with the independent contractors generally cannot be passed on to clients.

SOFTWARE SERVICE COSTS

Software service costs are direct costs primarily associated with the Company's proprietary TAMS/O product. These costs include salaries, wages, travel, and other expenses incurred from sales support efforts.

For the year ended December 31, 1997, software services costs increased by $155,795 from the same period in 1996. Software services costs were 51% of software related revenues for the year ended December 31, 1997. For the year ended December 31, 1996, such cost were 71% of software related revenues.

Management anticipates that as OTM sales increases, the cost of sales and sales support will decrease as a result of the Oracle licensing agreement. The Company will be required to provide sales support in conjunction with this contract but management does not anticipate this cost to be material in relation to the revenue.

SALES AND MARKETING EXPENSES

Sales and marketing expenses as a percentage of net sales decreased from 24% in 1996 to 14% in 1997. The drop in the percentage of sales and marketing expense to net revenues can be attributed to a reduced focus on external sales of the software products TAMS and TAMS/O. In 1996, a significant effort was put into the distribution of the product but was abandoned due to the delayed release of the Oracle HRMS and payroll products. In addition, certain costs classified as sales and marketing in the prior year have been reclassified to general and administrative expense to more accurately reflect the nature of the costs. These costs included the salary of the CEO as well as rent at the corporate office. In addition, a more territorial dispersion of sales staff took place in 1997, which cut down on travel and related cost associated with sales-calls and related proposals. As previously noted under the Consulting Revenue section, the Company has turned its focus to three primary HR and payroll systems applications, which should further assist in maintaining sales and marketing-related expense at its current levels.

SOFTWARE DEVELOPMENT EXPENSES

Software development costs decreased by $161,262 or 20% during 1997 as compared to the same period in 1996. Software development costs consist primarily of salary and wages of the development staff required to support the existing TAMS/O systems and the Oracle agreement. Any future additional cost will be based on the support required as a result of product sales and/or client specific customization and would be entirely offset by such revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1,160,226 or 71% over 1996. As a percent of net revenues, general and administrative expenses were 20% and 14% for the year ended December 31, 1997 and 1996, respectively. During the third quarter of 1997, the Company accrued a non-recurring charge of approximately $182,000 related to the severance for certain officers of the Company in accordance with the Company's reorganization. In addition, as previously mentioned, the Company has reclassified certain costs from sales and marketing expense to general and administrative expenses to more properly reflect the nature of these expenditures. These costs include the salary of the CEO as well as the rent on the corporate headquarters. Also included in general and administrative costs were the recruiting costs for consulting. The Company experienced a significant increase in the recruiting costs for 1997 over 1996. Total costs for recruiting during 1997 was $554,000. As a result of the rapid advances in the IT industry, implementation of HRMS systems have become increasingly complex. The advances in the technology systems have required many organizations to turn to Information Technology service firms such as the Company for implementation support. The advance accompanied with a shortage of IT consultants qualified to support these new systems has made it increasingly costly and competitive in the marketplace to hire and retain qualified consultants. As the industry continues to develop, management anticipates that the cost of training and recruiting and retaining qualified consultants will continue to increase over time. Management is unsure whether the increased costs associated with hiring and retaining consultants can be passed on to its customers.

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Company reported net income of $564,362 as compared to net income $60,335 in 1996. The increase in net income was attributable to:

1. A reduction in the overall costs incurred in the development of software products.
2. Decreased sales and marketing expenses relating to TAMS.
3. Increased revenue from software.

In 1997 the Company signed the Oracle Agreement for the distribution of the Company's Time and Attendance software product (OTM). In conjunction with the signing of the agreement and the shipment of the first product, the company received a $500,000 advanced royalty payment $387,500 of which is included in the software revenue for 1997. In addition, the Company sold product directly to customers representing approximately $600,000 in 1997, which contributed to the significant increase in software revenues for 1997. Offsetting this contribution from the software was an increase in the costs of consulting services for 1997. This increased cost is partially attributable to the increasing salaries of consultants. As the market becomes increasingly competitive due to the shortage of qualified consultants, the salaries will also increase. In addition to the increasing costs, the Company experienced a lower than anticipated utilization for the year due to a significant investment in Oracle consultants and related training. Management does anticipate the Oracle consulting margins will improve for 1998.

During 1998, the Company will continue to preview new HRMS products as they are introduced to the market to try to identify first to market opportunities for new classes of HRMS software products and related consulting opportunities.

The Company's revenue from software sales during 1998 will be directly dependent upon Oracle's ability to market and sell its existing HRMS application package and the OTM software.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company funded its operations from cash generated by operations. Net cash provided by operations was $575,043 as compared to cash used in operating activities in 1996 of $131,034. For the year ended December 31, 1997, the Company had a net cash increase of $53,418 compared to $53,173 for the year ended December 31, 1996. At December 31, 1997, the Company had working capital in the amount of $3,774,089.

The Company does not expect to have significant commitments for capital expenditures over the next twelve months. Capital expenditures will consist primarily of computers for new consultants hired during 1998 and replacing existing computers with the newest technologies. The Company expects that all capital expenditures will be financed through existing cash flow of the Company. The Company has no outstanding lines of credit or debt as of December 31, 1997. Management believes that the cash flow from operations combined with current cash balances will be adequate. The Company is currently exploring the possibility of acquisitions that are complementary to its business, using the Company's existing securities. Any significant acquisitions, however, may require additional debt or equity financing to meet the cash requirements resulting from an acquisition transaction.

CURRENT DISCUSSIONS

The Company received an offer from a large business to acquire the Company for an undisclosed cash amount. Although the deadline to accept the offer (Mid-March
1998) passed, the Company believes that the opportunity still exists. To assist the Company and its board of directors in complying with their fiduciary duties, the Company has retained Raymond James & Associates, Inc. ("Raymond James'), a large regional investments banking firm, to evaluate the offer and solicit other offers. The Company's ultimate position will be assessed in conjunction with the advise of Raymond James. If an offer is recommended by the Company, it may or may not be above the current market for the Company's Common Stock. Because of the uncertainties including whether (i) the offer to purchase the Company is still open, (ii) other offers will be presented, and (iii) Raymond James will provide an opinion as to the fairness of the offer, no assurances can be given concerning the likelihood of any sale of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in the section of the report under Results of Operation are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993 and Section 21E of the Securities and Exchange Act of 1934. Statements that express the "belief", "anticipation", "plans", "expectations", and similar expressions are intended to identify forward-looking statements. The results anticipated by any or all of these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependant upon general economic conditions and various conditions specific to its industry and future trend results can not be predicted with certainty.

The forward-looking statements and some of the qualifying factors are:

\bullet\ Oracle's ability to license OTM. Qualifying factors include Oracle's ability to sell its HRMS software and the introductions of new competitive technologies;

\bullet\ The increase in consulting compensation. If the demand for qualified consultants continues to increase, competition for these resources will cause the salaries of these employees to increase. These costs may not be able to be passed on to customers;

\bullet\ The Company's continued success and future growth will depend on its ability to attract, develop and retain a sufficient number of experienced and highly skilled consultants. The Company's inability to recruit, develop and retain a significant number of experienced and highly qualified consultants to staff its consulting projects would have an adverse impact on the Company's performance. The Company's ability to recruit and retain qualified consultants is dependent on competitive pressures;

\bullet\ Because the software product, OTM, is dependent on the Oracle HRMS software success, any downturn on the sales of Oracle product would have an adverse impact on OTM sales;

\bullet\ The Company is currently exploring acquisition opportunities and anticipates making acquisitions through the issuance of common stock of the Company. Among the factors which could impact the ability to complete an acquisition include price and accounting issues which could impede the ability of the Company to structure an acquisition on a pooling of interest basis;

\bullet\ Improving of the Oracle consulting margins. Contributing factors include Oracle's ability to sell sufficient number of HRMS systems and the ability of the Company to pass along those costs associated with attracting, training Oracle HRMS consultants given the current market conditions in the Information Technology service industry.

\bullet/ The possible sale of the Company is dependent on the ability to reach a favorable agreement, the ability to receive a fairness opinion from its financial advisors and the approval of shareholders.

ITEM 7.  FINANCIAL STATEMENTS

See F-1 through F-18 at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 4, 1998, section entitled "Election of Directors".

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 4, 1998, section entitled "Executive Compensation".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 4, 1998, sections entitled "Voting Securities and Principal Holders Thereof".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's Proxy Statement for the annual meeting of stockholders to be held on May 4, 1998, section entitled "Related Party Transactions".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

(a) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 15, 1998.

                                              InTime Systems International, Inc.

                                     By:      /S/   WILLIAM E BERRY
                                              ----------------------------------
                                                    William E Berry
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1995 by the following persons in the capacities indicated:

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/S/ WILLIAM E. BERRY                Chairman of the Board                       April 15, 1998
--------------------
   William E. Berry

   /S/ MICHAEL D. MATTE             Chief Financial Officer/Director            April 15, 1998
-----------------------
   Michael D. Matte

/S/ JOHN E. STEINER                 Chairman of the Board                       April 15, 1998
-------------------
    John E. Steiner

   /S/ PAUL PIPER                   Director                                    April 15, 1998
-------------------
   Paul Piper

INTIME SYSTEMS
INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
Report of Independent Accountants                                                          F-2

Consolidated Balance Sheet as of December 31, 1997 and 1996                                F-3

Consolidated Statement of Operations for the years ended December 31, 1997,
  1996 and 1995                                                                            F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995                                                         F-5

Consolidated Statement of Cash Flows for the years ended December 31, 1997,
  1996 and 1995                                                                            F-6

Notes to Consolidated Financial Statements                                                 F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of InTime Systems International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InTime Systems International, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
February 26, 1998
Atlanta, Georgia

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET


                                                                                  DECEMBER 31,
                                                                           1997               1996
ASSETS:
Current assets:
   Cash and cash equivalents                                              $ 1,995,165        $ 1,941,747
   Accounts receivable, net of allowance for doubtful
      accounts of $156,039 and $102,654, respectively                       2,524,205          2,101,940
   Other assets                                                                86,992             89,601
   Deferred tax asset, net (Note 5)                                           291,962                  -
                                                                     -----------------  -----------------
      Total current assets                                                  4,898,324          4,133,288

Property and equipment, net of accumulated
   depreciation and amortization (Note 3)                                     536,953            633,558
Software development costs, net of accumulated
   amortization (Note 4)                                                      156,491            312,491
                                                                     -----------------  -----------------
                                                                          $ 5,591,768        $ 5,079,337
                                                                     -----------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Current liabilities:

     Account payable and accrued expenses                                 $   493,441        $   361,888
     Deferred revenue                                                         162,906            126,426
     Current obligations under capital leases (Note 6)                         88,934            202,903
                                                                     -----------------  -----------------

        Total current liabilities                                             745,281            691,217
     Obligations under capital leases (Note 6)                                      -            124,155
                                                                     -----------------  -----------------
        Total liabilities                                                     745,281            815,372
                                                                     -----------------  -----------------

     Stockholder's equity (Note 9)
       Preferred stock:
        Par value $1.00 per share; 5,000,000 shares
         authorized; no shares issued or outstanding                                -                  -
     Common stock:
       Class A common stock:
        Par value $.01 per share; 16,905,279 shares
         authorized; 1,975,908 and 1,790,516 shares issued
         and outstanding, respectively                                         19,759              17,905
       Class B common stock:
        Par value $.01 per share; 3,094,721 shares
         authorized; 2,540,588 and 2,715,664 shares issued
         and outstanding, respectively                                         25,406              27,157

       Additional paid-in capital                                           6,198,701           6,180,643
       Retained deficit                                                    (1,397,379)         (1,961,740)
                                                                     -----------------  -----------------
          Total stockholders' equity                                        4,846,487           4,263,965
     Commitments and contingencies (Note 6)                                         -                   -
                                                                     -----------------  -----------------
                                                                          $ 5,591,768         $ 5,079,337
                                                                     =================  =================

                  The accompanying notes are an integral part
                   of these consolidated financial statements.


INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Year Ended
                                                                                  December 31,
                                                          -------------------------------------------------------------

                                                                 1997                  1996                 1995

Net revenues:
   Consulting services                                          $ 12,732,557          $ 11,193,014         $ 6,773,983
   Computer software services                                      1,003,303               479,019             519,689
   Interest income                                                   116,050                41,829             208,451
   Other                                                              29,722                23,007              10,919
                                                          -------------------   -------------------   -----------------

                                                                  13,881,632            11,736,869           7,513,042
Costs and expenses:
   Cost of consulting services                                     7,713,248             6,002,642           4,485,427
   Cost of software services                                         508,469               352,674             851,079
   Sales and marketing                                             1,940,519             2,863,599           2,270,667
   Computer software research
      and development                                                648,777               810,039           1,139,232
   General and administrative                                      2,798,220             1,647,580           1,015,323
                                                          -------------------   -------------------   -----------------

Income (loss) before
   benefit for income taxes                                          272,399                60,335          (2,248,686)

Benefit for income taxes (Note 5)                                    291,962                     -             414,633
                                                          -------------------   -------------------   -----------------

      Net income (loss)                                         $    564,361          $     60,335         $(1,834,053)
                                                          -------------------   -------------------   -----------------

      Net income (loss) per share - basic                          $        .22          $        .02         $      (.70)
                                                          ===================   ===================   =================

      Net income (loss) per share - diluted                        $        .21          $        .02         $      (.69)
                                                          ===================   ===================   =================

      Weighted average shares outstanding - basic                  2,619,522             2,615,950           2,605,040
                                                          ===================   ===================   =================

      Weighted average shares outstanding - diluted                2,655,493             2,676,475           2,657,597
                                                          ===================   ===================   =================

                  The accompanying notes are an integral part
                   of these consolidated financial statements.


INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS



                                                        CLASS A COMMON STOCK              CLASS B COMMON STOCK

                                                       NUMBER                           NUMBER            PAR
                                                      OF SHARES        PAR VALUE       OF SHARES         VALUE

Balance at December 31, 1994                                     -               -       3,094,721      $    30,947
Issuance of 1,400,000 shares of
   common stock in connection with
   the initial public offering (Note 9)                  1,400,000      $   14,000               -                -
Conversion of 210,000 Class B
   shares to Class A shares as underwriter's
   over-allotment option in connection with
   the initial public offering (Note 9)                    210,000           2,100        (210,000)          (2,100)
Net loss                                                         -               -               -                -
                                                   ----------------  --------------  --------------  ---------------

Balance at December 31, 1995                             1,610,000          16,100       2,884,721           28,847
Conversion of 169,057 Class B
   shares to Class A Shares                                169,057           1,690        (169,057)          (1,690)
Exercise of stock options                                   11,459             115               -                -
Net income                                                       -               -               -                -
                                                   ----------------  --------------  --------------  ---------------

Balance at December 31, 1996                             1,790,516          17,905       2,715,664           27,157
Conversion of 175,076 Class B
   shares to Class A Shares                                175,076           1,751        (175,076)          (1,751)
Exercise of stock options                                   10,316             103               -                -
Net income                                                       -               -               -                -
                                                   ----------------  --------------  --------------  ---------------

Balance at December 31, 1997                             1,975,908      $   19,759       2,540,588      $    25,406
                                                   ----------------  --------------  --------------  ---------------

                                                ADDITIONAL                          TOTAL
                                                  PAID-IN         RETAINED      STOCKHOLDERS'
                                                  CAPITAL         DEFICIT          EQUITY

Balance at December 31, 1994                     $   812,303      $  (188,022)    $   655,228
Issuance of 1,400,000 shares of
   common stock in connection with
   the initial public offering (Note 9)            5,348,296                -       5,362,296
Conversion of 210,000 Class B
   shares to Class A shares as underwriter's
   over-allotment option in connection with
   the initial public offering (Note 9)                    -                -               -
Net loss                                                   -       (1,834,053)     (1,834,053)
                                               --------------  ---------------  --------------

Balance at December 31, 1995                       6,160,599       (2,022,075)      4,183,471
Conversion of 169,057 Class B
   shares to Class A Shares                                -                -               -
Exercise of stock options                             20,044                -          20,159
Net income                                                 -           60,335          60,335
                                               --------------  ---------------  --------------

Balance at December 31, 1996                       6,180,643       (1,961,740)      4,263,965
Conversion of 175,076 Class B
   shares to Class A Shares                                -                -               -
Exercise of stock options                             18,058                -          18,161
Net income                                                 -          564,361         564,361
                                               --------------  ---------------  --------------

Balance at December 31, 1997                     $ 6,198,701      $(1,397,379)    $ 4,846,487
                                               --------------  ---------------  --------------

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Year Ended
                                                                                       December 31,
                                                                     --------------------------------------------------
                                                                             1997           1996               1995

Cash flows from operating activities:
   Net income (loss)                                                 $       564,361     $     60,335     $ (1,834,053)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                         554,267          393,552          194,989
       Provision for doubtful accounts
         receivable                                                          165,983           30,654           37,200
       Loss on sale-leaseback transaction                                          -           66,679                -
       Changes in assets and liabilities:
         Increase in accounts receivable                                    (588,248)        (796,075)         (89,925)
         Decrease (increase) in other assets                                   2,609          (10,417)         (59,725)
         Increase in deferred income taxes                                  (291,962)               -         (414,633)
         Increase (decrease) in accounts payable
           and accrued expenses                                              131,553           71,434          (79,608)
         Increase in deferred revenue                                         36,480           52,804           73,622
                                                                     ----------------  ---------------  ---------------


           Net cash provided by (used in) operating activities               575,043         (131,034)      (2,172,133)
                                                                     ----------------  ---------------  ---------------

Cash flows used in investing activities:
   Software development costs capitalized                                          -                -         (128,697)
   Purchases of property and equipment                                      (301,662)         (88,523)        (788,010)
                                                                     ----------------  ---------------  ---------------

           Net cash used in investing activities                            (301,662)         (88,523)        (916,707)
                                                                     ----------------  ---------------  ---------------

Cash flows (used in) provided by financing activities:
   Decrease in prepaid IPO costs                                                   -                -          583,770
   Repayment of notes payable to stockholders                                      -                -         (625,000)
   Repayment of bridge notes to investors                                          -                -       (1,500,000)
   Proceeds from sale of computer equipment in sale-leaseback
     transaction                                                                   -          362,041                -
   Repayment of capital lease obligations                                   (238,124)        (109,470)          (9,178)
   Proceeds from the issuance of common stock                                 18,161           20,159        5,362,296
                                                                     ----------------  ---------------  ---------------

           Net cash (used in) provided by financing activities              (219,963)         272,730        3,811,888
                                                                     ----------------  ---------------  ---------------

Increase in cash and cash equivalents                                         53,418           53,173          723,048
                                                                     ----------------  ---------------  ---------------

Cash and cash equivalents, beginning of year                               1,941,747        1,888,574        1,165,526
                                                                     ----------------  ---------------  ---------------

Cash and cash equivalents, end of year                               $     1,995,165      $ 1,941,747      $ 1,888,574
                                                                     ================  ===============  ===============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest
     under capital lease obligations (Note 6)                        $       31,993       $    29,921      $     1,989
                                                                     ================  ===============  ===============

Supplemental disclosure of non-cash financing and investing
   activities:
     Increase in capital lease obligations (Note 6)                  $            -       $   413,074      $         -
                                                                     ----------------  ---------------  ---------------

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

InTime Systems International, Inc. (the "Company") was incorporated in the State of Delaware on January 3, 1994. Upon formation, the Company acquired all of the outstanding common stock of The Consulting TEAM, Inc. ("TEAM") and InTime Systems, Inc. ("InTime"). TEAM and InTime operated under common control, with common stockholders and management. The Company, as successor, continued the business activities previously conducted by TEAM and InTime. TEAM was incorporated in the State of Florida on June 4, 1985. TEAM provides a wide array of human resource and payroll systems consulting services to governmental and business entities. InTime was incorporated in the State of Delaware on February 2, 1993. InTime designs, develops, markets and installs computer software to aid governmental and business entities in their management of human resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements of the Company include the operations of TEAM and InTime. All significant transactions and balances between the Company, TEAM and InTime have been eliminated in consolidation.

REVENUE RECOGNITION
Consulting services - The Company performs consulting services generally on a time and expense basis. Revenues are recognized as services are performed. Certain reimbursable expenses incurred in the performance of consulting services are included in net revenues from consulting services and costs of consulting services provided in the Consolidated Statement of Operations.

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

Software sold is covered under warranty during the period a maintenance plan is in force and in effect. The Company provides a 90 to 180 day free maintenance period as part of its initial license agreement with a customer. Any estimated costs to provide such services are accrued upon product shipment. A subsequent maintenance plan may be purchased by the customer for a fee. Such maintenance fee revenue is recognized on a pro rata basis over the term of the agreements.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition". The standard is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard in January 1998. The effect of adoption is not expected to be material.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

INCOME TAXES
The Company records taxes under an asset and liability approach recognizing deferred tax liabilities and assets for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for transactions entered into in fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. The Statement allows measurement of compensation cost in conformity with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", provided pro forma disclosure is made concerning net income as if the fair value approach had been applied. The Company adopted the disclosure approach permitted by SFAS No. 123 effective January 1, 1996 and continues to apply the compensatory measurement principles of APB No. 25.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:
                                                                      DECEMBER 31,
                                                                 1997              1996

Furniture and fixtures                                           $  244,070        $  235,862
Computer hardware and other equipment                               982,520           699,104
Vehicle                                                                   -            47,778
Leasehold improvements                                               18,983             8,945
                                                            ----------------  ----------------

                                                                  1,245,573           991,689
Less - Accumulated depreciation and amortization                   (708,620)         (358,131)
                                                            ----------------  ----------------

                                                                 $  536,953        $  633,558
                                                            ================  ================

Depreciation of property and equipment totaled $350,489, $237,552 and $99,593 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has entered into noncancellable capital leases on the above vehicle and certain computer equipment. (See Note 6.)

NOTE 4 - SOFTWARE DEVELOPMENT EXPENDITURES:

Computer software research and development expenditures are summarized as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,

                                                                1997               1996                1995
Total computer software research and
   development expenditures                                    $   648,777         $   810,039        $ 1,267,929
Less - Additions to capitalized computer
   software development costs, before
   amortization                                                          -                   -            128,697
                                                          -----------------  ------------------  -----------------

Computer software research and development
   expense                                                     $   648,777         $   810,039        $ 1,139,232
                                                          =================  ==================  =================



In 1997 and 1996, computer software research and development expenses consisted solely of salary and wages of development staff required to enhance and maintain the existing systems.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Activity for capitalized software development costs is summarized as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,

                                                                1997               1996                1995
Balance at beginning of year, net                              $   312,491         $   468,491        $  435,190
Additions                                                                -                   -           128,697
Amortization expense                                              (156,000)           (156,000)          (95,396)
                                                          -----------------  ------------------  -----------------
Balance at end of year, net                                    $   156,491         $   312,491        $   468,491
                                                          =================  ==================  =================


NOTE 5 - INCOME TAXES:

For the years ended December 31, 1997, 1996 and 1995, the benefit for income taxes was as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,

                                                                1997               1996                1995
Current tax expense:
    Federal                                                    $         -         $         -        $         -
    State                                                                -                   -                  -
                                                          -----------------  ------------------  -----------------
                                                                         -                   -                  -

Deferred tax benefit:
    Federal                                                       (259,522)                  -           (349,164)
    State                                                          (32,440)                  -            (65,468)
                                                          -----------------  ------------------  -----------------
                                                               $  (291,962)        $         -        $  (414,632)
                                                          =================  ==================  =================
                                      F-10


INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


The differences between income taxes at the statutory federal income tax rate of 34% and income taxes shown above are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,

                                                       1997             1996            1995

Tax expense (benefit) at statutory rate              $    92,616      $    20,607     $  (764,553)
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal
     income tax benefit                                   20,189            2,576         (95,580)
   Change in the valuation allowance                    (426,557)          (8,280)        412,114
   Realization of deferred tax asset                           -          (37,063)              -
   Other                                                  21,790           22,160          33,386
                                                  ---------------  ---------------  --------------

                                                     $  (291,962)     $         -     $  (414,633)
                                                  ===============  ===============  ==============

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Deferred tax (assets) liabilities arising in accordance with SFAS No. 109 are as follows:

                                                             DECEMBER 31,
                                                        1997              1996
Deferred tax assets:
   Current deferred tax asset:
      Bad debt expense                               $     (59,685)    $     (39,266)
      Deferred revenue                                     (62,312)                -

   Non-current deferred tax assets:
      Net operating loss carry-forwards                   (324,121)         (707,146)
                                                   ----------------  ----------------

      Total deferred tax assets                           (446,118)         (746,412)
                                                   ----------------  ----------------

Deferred tax liabilities:
   Current deferred tax liability:
      Cash to accrual adjustments                           88,280           176,563

   Non-current deferred tax liability:
      Capitalized software development costs                59,858           119,529
      Tax depreciation over book                             6,018            29,926
                                                   ----------------  ----------------

      Total deferred tax liabilities                       154,156           326,018
                                                   ----------------  ----------------

      Net deferred tax asset before valuation
        allowance                                         (291,962)         (420,394)
      Deferred tax asset valuation allowance                     -           420,394
                                                   ----------------  ----------------

      Net deferred tax asset                          $   (291,962)  $             -
                                                   ================  ================

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that the tax benefits associated with temporary differences will not be realized. Based on the current facts and circumstances, management believes that it is more likely than not that the deferred tax assets will be realized and, accordingly, does not believe that a valuation allowance is necessary.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS:

The Company leases certain office space, equipment and a vehicle under noncancellable operating lease agreements expiring over the next five years. In addition, the Company leases certain computer equipment under capital leases, which will expire over the next three years. The asset balances are included in property and equipment, net of accumulated depreciation and amortization, in the consolidated balance sheet. The following is an analysis of the leased property under capital leases by major classes:

                                                  ASSET BALANCES AT
                                                     DECEMBER 31,
                                               1997                1996

Computer and equipment                      $  413,074          $  413,074
Vehicle                                              -              47,778
                                            ----------          ----------
                                               413,074             460,852
Less: Accumulated amortization                (293,977)           (113,789)
                                            ----------          ----------
                                            $  119,097          $  347,063
                                            ==========          ==========

During 1996, the Company entered into a sale-leaseback transaction whereby it sold computer equipment with a net book value of $428,720 at a loss of $66,679 and recorded a capital lease obligation of $362,041. The asset balance and accumulated amortization related to this transaction included above at December 31, 1997 is $413,074.

At December 31, 1997, future minimum rentals for noncancellable leases with terms in excess of one year were as follows:





   YEAR ENDING             MINIMUM ANNUAL RENTALS
   DECEMBER 31,          OPERATING          CAPITAL

   1998                 $     178,888    $       88,934
   1999                       187,416                 -
   2000                       196,155                 -
   2001                       205,105                 -
   2002                             -                 -
                      ----------------  ----------------

                        $     767,564    $       88,934
                      ================  ================

Total rent expense under these and other agreements was $253,542, $237,460 and $139,642 for the years ended December 31, 1997, 1996 and 1995, respectively.

Under the capital leases, the Company recorded interest expense of $31,993, $29,921 and $1,989 for the years ended December 31, 1997, 1996 and 1995, respectively.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7 - SAVINGS PLAN:

The Company has established a defined contribution plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute from 2% to 15% of their annual compensation to the Plan and the Company may make matching contributions equal to the percentage of the elective contributions made by the employees. The Company may make an additional discretionary annual contribution. Employer contributions of $0, $58,427 and $0 were made to the Plan in the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 - MAJOR CUSTOMERS:

The Company's operations, as briefly described in Note 1, are conducted within one business segment.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                               YEAR ENDED
                                               DECEMBER 31,

                                           1997    1996   1995

New York Times                               12%     19%     -%
Asplundh Tree Service                        11      12      -
Delta Airlines                                3       7     11
General American Life Insurance Company       -       1     23
All others                                   74      61     66
                                           ----    ----   ----
                                            100%    100%   100%
                                           =====   =====  =====
NOTE 9 - STOCKHOLDERS' EQUITY:

In accordance with the Escrow Agreement dated as of February 16, 1995 (the "Agreement") certain shares of Class B Common Stock and options to purchase shares of Class A Common Stock owned by certain officers, directors and employees of the Company are held in escrow and will not be assignable or transferable until such time, if ever, as the escrowed shares are released from escrow in accordance with the Agreement. Shares will be released from escrow if certain pre-tax income targets are met or when the market value of the Company's Class A Common Stock reaches certain levels. In the period in which it is probable that the release requirements will be achieved (the "Measurement Date"), the Company must record compensation expense equal to the difference between the market value of the Class A Common Stock on the Measurement Date and the market value of the shares when placed in escrow.

The Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of 1,400,000 units, (not including an underwriter's over-allotment option of 210,000 units) with each unit consisting of one share of the Company's Class A Common Stock and one redeemable Class A Warrant which became effective February 16, 1995.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

On February 27, 1995 the Company received $4,587,432 in proceeds from the initial public offering. These proceeds are net of broker commissions and the repayment of the $1,500,000 private placement notes payable plus accrued interest.

On January 19, 1998, the Board of Directors approved the conversion of all shares of Class B Common Stock to Class A Common Stock. After the conversion, there were no outstanding shares of Class B Common Stock.

NOTE 10 - NET INCOME (LOSS) PER SHARE:

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation by primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company has adopted SFAS No. 128 as of December 31, 1997 and has restated EPS for all prior periods presented.

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

In accordance with SFAS No. 128, the calculation of net income (loss) per share
- basic and net income (loss) per share - diluted is presented below:

                                                                   1997              1996              1995

NET INCOME (LOSS) PER SHARE - BASIC COMPUTATION
   Net income (loss)                                          $       564,361   $        60,335   $    (1,834,053)
   Income (loss) available to common shareholders                     564,361            60,335        (1,834,053)
                                                              ----------------  ----------------  ----------------
   Average common shares outstanding - basic                        2,626,815         2,615,950         2,605,040
                                                              ----------------  ----------------  ----------------
   Net income (loss) per share - basic                        $           .22   $           .02   $          (.70)
                                                              ================  ================  ================

NET INCOME (LOSS) PER SHARE - DILUTED COMPUTATION
   Income (loss) available to common shareholders             $        564,361  $        60,335   $    (1,834,053)
                                                              ================  ================  ================
   Incremental shares from assumed conversions:
      Stock Options                                                     28,678           59,976            52,577
                                                              ----------------  ----------------  ----------------
   Average common shares outstanding - diluted                       2,655,483        2,676,475         2,657,597
                                                              ----------------  ----------------  ----------------
   Net income (loss) per share - diluted                      $            .21  $           .02   $          (.69)
                                                              ================  ================  ================

Options to purchase 410,317 shares of common stock at an average price of $6.91 per share were outstanding during the fourth quarter of 1997, but were not included in the computation of net income per share - diluted because the options' exercise price was greater than the average market price of the common shares. The options, which expire at various dates over the next ten years, were still outstanding at December 31, 1997.

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11 - STOCK OPTION PLANS:

On January 10, 1994, the Company established the 1994 Stock Option Plan (the "Stock Plan") for employees, consultants and directors. The Stock Plan provides for options to buy 300,000 shares of the Company's common stock. The Stock Plan is administered by the Board of Directors. The Board of Directors will determine eligibility to receive options, the exercise price, the number of shares subject to the options, the vesting schedule and the term of any options granted. On July 1, 1997, the Company increased the number of shares which can be issued under the Stock Plan to 650,000 shares. The options vest semi-annually over a three year period each June 30 and December 31, provided that the grantee is still employed by the Company on each vesting date. The options expire ten years from their issuance date. On January 19, 1998, the Board of Directors approved the repricing of all employee options to the then current market value of $5.75 per share.

In accordance with SFAS No. 123, the fair value of each option under the Stock Plan is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of 0%, expected volatility of 29% and 65%, respectively, average risk-free interest rate of 6% and an expected life of 5 years.

The Company applies APB No. 25 and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation cost has been recognized for its Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:


                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                                1997         1996

Net income (loss)                     As reported                           $   564,361    $     60,335
                                      Pro forma                                 267,663        (198,254)
Net income (loss) per share
  - basic                             As reported                           $       .22    $        .02
                                      Pro forma                                     .10            (.08)

Net income (loss) per share
  - diluted                           As reported                                   .21    $        .02
                                      Pro forma                                     .10            (.07)

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

A summary of the status of the Company's Stock Plan as of December 31, 1997 and 1996, and changes during these years in presented below:

When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds is credited to additional paid-in capital. No income or expense has been recognized in connection with the exercise of these stock options. The following table summarizes information about options outstanding at December 31, 1997:

                                                           1997                                         1996
                                        --------------------------------------------  -----------------------------------------
                                                                 WEIGHTED AVERAGE                                  WEIGHTED AVERAGE
                                            SHARES                EXERCISE PRICE           SHARES                  EXERCISE PRICE

OPTIONS

Outstanding at the beginning
   of the year                                  382,527                $ 5.25                   369,433               $ 4.61

Granted                                         347,800                  6.09                    97,700                 7.06

Exercised                                       (10,316)                 1.76                   (11,459)                1.76

Forfeited                                      (199,695)                 6.12                   (73,147)                3.75
                                        ----------------                              ------------------

Outstanding at the end of
   the year                                     520,316                  5.54                   382,527                 5.25
                                        ================                              ==================

Options exercisable
   at the end of the year                       278,522                  5.81                   159,532                 3.90
                                        ================                              ==================

Weighted average fair
   value of options granted
   during the year                                                     $ 2.29                                         $ 4.15

When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds is credited to additional paid-in capital. No income or expense has been recognized in connection with the exercise of these stock options. The following table summarizes information about options outstanding at December 31, 1997:



                                               OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE

RANGE OF EXERCISE                     WEIGHTED AVERAGE                       WEIGHTED AVERAGE                   WEIGHTED
AVERAGE
         PRICES         NUMBER      REMAINING CONTRACTUAL LIFE     EXERCISE PRICE      NUMBER         EXERCISE PRICE

$1.76 - $7.34           520,316            8.2 years                  $ 5.54          278,522            $ 5.81

INTIME SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 12 - QUARTERLY OPERATING RESULTS (UNAUDITED):

The following is a summary of the unaudited condensed consolidated quarterly operating results of the Company for 1997 and 1996:

                                                                     1997 QUARTER ENDED
                                              DECEMBER 31      SEPTEMBER 30         JUNE 30          MARCH 31

Net revenues                                $     3,762,885   $      3,617,710  $      3,228,503  $      3,272,534

Expenses                                          3,558,570   $      3,765,203  $      2,845,741  $      3,147,757
                                            ----------------  ----------------  ----------------  ----------------

Net income (loss)                           $       204,315   $       (147,493) $        382,762  $        124,777
                                            ================  ================  ================  ================

Net income (loss) per share - basic         $           .08   $           (.06) $            .15  $            .05

Net income (loss) per share - diluted       $           .08   $           (.06) $            .14  $            .05

Weighted average shares outstanding -
   basic                                          2,625,500          2,618,755        2,618,259          2,617,052

Weighted average shares outstanding -
   diluted                                        2,651,059          2,652,463        2,665,280          2,672,245

                                                                     1996 QUARTER ENDED
                                              DECEMBER 31      SEPTEMBER 30         JUNE 30          MARCH 31

Net revenues                                $     3,277,310   $      3,136,735  $      2,961,343  $      2,361,481

Expenses                                          3,118,593   $      2,923,085  $      2,666,200  $      2,968,656
                                            ----------------  ----------------  ----------------  ----------------

Net income (loss)                           $       158,717   $        213,650  $        295,143  $       (607,175)
                                            ================  ================  ================  ================

Net income (loss) per share - basic         $           .06   $            .08  $            .11  $           (.23)

Net income (loss) per share - diluted       $           .06   $            .08  $            .11  $           (.23)

Weighted average shares outstanding -
   basic                                          2,616,499          2,616,499        2,616,470          2,614,835

Weighted average shares outstanding -
   diluted                                        2,686,437          2,674,818        2,677,577          2,679,118

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION

27.1                 Financial Data Schedule