Form 10KSB40/A
period 1997-12-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1998-04-30
CIK 934539

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-KSB/A NO. 1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-25338

                               ----------------

                      INTIME SYSTEMS INTERNATIONAL, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                       65-0480407
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               1601 FORUM PLACE, WEST PALM BEACH, FLORIDA 33401
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (561) 478-0022
                          (ISSUER'S TELEPHONE NUMBER)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   UNITS CONSISTING OF 1 SHARE OF CLASS A COMMON STOCK AND 1 CLASS A WARRANT
                             CLASS A COMMON STOCK
                               CLASS A WARRANTS

                               ----------------

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Revenues for its most recent fiscal year: $13,881,632.

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

  Documents incorporated by reference: NONE

  Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

  The executive officers and directors of the Company are as follows:

                 NAME               AGE                  POSITIONS
                 ----               ---                  ---------
                                        President, Secretary and Chairman of the
   William E. Berry................  65 Board
                                        Chief Financial Officer, Treasurer and
   Michael D. Matte................  39 Director
   John E. Steiner.................  57 Director
   Paul Piper......................  53 Director
   Corine C. Goldkiller............  51 Senior Vice President--Oracle

  WILLIAM E. BERRY has been the Company's president, secretary and a director of the Company since January 1994. In September, 1997, Mr. Berry became the Company's chairman of the board of directors. Mr. Berry co-founded The Consulting Team, Inc. ("TEAM"), a subsidiary of the Company. Mr. Berry has been chairman and chief executive officer of TEAM from its inception in 1985. In addition to his duties as president and chief executive officer of the Company, Mr. Berry is directly involved in the Company's marketing of the Company's consulting services and its software product. Mr. Berry is the founder and past president of the South Florida Chapter of the Association of Human Resource Systems Professionals ("HRSP" now known as the International Association of Human Resource Information Management ("IHRIM")) and served on the national IHRIM Board of Directors from 1988 to 1993. Mr. Berry received the IHRIM "Summit Award" for processional excellence in 1996. Mr. Berry also served on the SHRM National Committee on Human Resource Information Systems from 1990-1991.

  MICHAEL D. MATTE joined the Company as its chief financial officer in October 1996, was appointed its treasurer in September 1997 and was elected a director in October 1997. He also assumed substantial operational duties in September 1997. Prior to joining the Company, Mr. Matte served as chief financial officer for Torwest, Inc., a United States holding company of a Canadian conglomerate from 1992 through October 1996. Prior to that, he served as a senior manager and in other capacities with Price Waterhouse LLP. Mr. Matte is a CPA and a member of the American and Florida Institutes of Certified Public Accountants.

  PAUL PIPER was appointed to the Companys board of directors in November 1997. In 1981 Mr. Piper co-founded Business Information Technology, Inc. ("BIT"), a human resources systems company. Mr. Piper was BIT's president and chairman of the board from its inception until its acquisition in 1995 by a large publicly held company. Mr. Piper retired after BIT's acquisition.

  JOHN E. STEINER has been a director of the Company since January 1994 and co-founded TEAM with Mr. Berry. Prior to September 1997, Mr. Steiner served as the Companys executive vice president and chairman of the board of directors from January 1994 and was president of TEAM since its inception in 1985.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Companys officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). To the best of the Company's knowledge based solely on its review of copies of such forms received or filed by it, or written representations from certain reporting persons, all filings of Form 3, 4 and 5 required to be made with the SEC have been made.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth certain information with respect to the annual and long-term compensation of the Company's chief executive officer, its two other executive officers and two former executive officers (the "Named Executive Officers") whose total annual salaries and bonuses exceeded $100,000 for the fiscal year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

          (A)            (B)     (C)      (D)             (E)             (G)             (I)
                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                                    ---------------
                                                                      SECURITIES
   NAME AND PRINCIPAL                                OTHER ANNUAL     UNDERLYING       ALL OTHER
        POSITION         YEAR SALARY($) BONUS($)    COMPENSATION($) OPTIONS/SARS(#) COMPENSATION($)
   ------------------    ---- --------- --------    --------------- --------------- ---------------
EXECUTIVE OFFICERS
 William E. Berry....... 1997 $225,270  $ 1,500(1)      $11,320(2)    75,000(3)/0       $4,863(4)
 President (Chief        1996  196,795        0          12,000(2)              0        4,863(4)
 Executive Officer)      1995  188,800    5,665(5)        7,132(2)              0            0
 and Chairman of the
 Board
Michael Matte........... 1997  126,250        0               0         100,000/0            0
 Vice President of       1996   28,127        0               0          25,000/0            0
 Finance (Chief
 Financial Officer)
 Treasurer and Director
Corine C. Goldkiller.... 1997  142,292   10,000(6)            0                 0            0
 Senior Vice President   1996  118,757        0               0          25,000/0            0
                         1995  103,425    7,500(7)            0                 0            0
FORMER EXECUTIVE
OFFICERS
John E. Steiner......... 1997  214,226    1,500(1)       11,988(2)    75,000(3)/0        1,521(4)
 Executive Vice          1996  196,795        0          12,000(2)              0        2,629(4)
 President and           1995  188,800    5,665(5)        4,893(2)              0            0
 Director(8)
James C. Dean........... 1997  130,000        0               0                 0            0(5)
 Vice President(8)       1996  127,500        0               0                 0            0
                         1995  120,000   20,000(7)            0          10,000/0            0

--------
(1) Pursuant to their employment agreements, Messrs. Berry and Steiner were paid bonuses of approximately $1,500 in 1997 based on the Company's net income in 1996.
(2) Represents compensation in the form of a car allowance and related expenses. Also includes life insurance payments in 1995.
(3) The options vest and become exercisable only if shares held in escrow pursuant to an agreement between the Company and the underwriter of its initial public offering (the Escrowed Shares) are forfeited. If the Escrowed Shares are released, these options are forfeited. The Company anticipates that the Escrowed Shares will be forfeited.
(4) Represents life insurance payments.
(5) Represents bonuses paid on 1994 net income in accordance with Messrs. Berry and Steiner's employment agreements.
(6) Represents bonus granted in 1997 for performance in 1996.
(7) Represents bonuses related to performance.
(8) Messrs. Steiner and Dean's status as executive officers and employees ceased in September, 1997, although they received (or will receive) compensation through January 15, 1998 and May 31, 1998, respectively.

  The following table sets forth certain information with respect to stock option grants to the Named Executive Officers during the fiscal year ended December 31, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

            (A)                   (B)          (C)         (D)        (E)
                              NUMBER OF    % OF TOTAL
                              SECURITIES  OPTIONS/SARS  EXERCISE
                              UNDERLYING   GRANTED TO   OR BASE
                             OPTIONS/SARS EMPLOYEES IN   PRICE    EXPIRATION
     NAME                      GRANTED    FISCAL YEAR   ($/S(1)      DATE
     ----                    ------------ ------------ ---------- ----------
William E. Berry............   75,000/0        22%     $5.75(2)/0 07/01/2007(3)
John E. Steiner(4)..........   75,000/0        22%     $5.75(2)/0 07/01/2007(3)
Michael Matte...............  100,000/0        29%     $4.52(5)/0 05/20/2007(6)
Corine C. Goldkiller........     0/0            0%        0/0         0
James C. Dean(4)............     0/0            0/0       0/0         0

--------
(1)  All options were granted at 100% of fair market value.
(2)  Originally granted at an exercise price of $6.50 and repriced in January
     1998.
(3) The options vest and become exercisable only in the event of forfeiture of any or all of Messrs. Berry and Steiners Escrowed Shares. In the event all of Messrs. Berry and Steiners Escrowed Shares are released from escrow, the options shall lapse. The Company anticipates that the Escrowed Shares will be forfeited.
(4) Messrs. Steiner and Dean's status as executive officers ceased in September 1997.
(5) Mr. Matte's options were originally exercisable at $6.50 and were repriced in January 1998 based upon a provision in his employment agreement providing for repricing if the Class A Common Stock closes at least 25% below the exercise price for a period of time.
(6)  Subject to forfeiture provisions and restrictions on exercisability.

  The following table sets forth certain information with respect to the exercise of options to purchase common stock and SARs during the fiscal year ended December 31, 1997, and the unexercised options held and the value thereof at that date, for each Named Executive Officer.

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

          (A)                (B)         (C)                 (D)                          (E)
                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                           SHARES                OPTIONS/SARS AT FY-END (#)    IN-THE-MONEY OPTIONS/SARS
                         ACQUIRED ON    VALUE    EXERCISABLE/UNEXERCISABLE           AT FY-END($)
          NAME           EXERCISE(#) REALIZED($)            (1)             EXERCISABLE/UNEXERCISABLE(2)(3)
          ----           ----------- ----------- -------------------------- -------------------------------
William E. Berry........        0           0               0/75,000(4)                  $0/$0
John E. Steiner.........        0           0               0/75,000(4)                  $0/$0
Michael D. Matte........        0           0          45,833/79,167                     $0/$0
Corine C. Goldkiller....        0           0          21,309/16,068                     $0/$0
James C. Dean(5)........    7,738      44,493                    0/0                     $0/$0

--------
(1) Exercisable options include all currently vested options without restrictions. Unexercisable options include unvested options, options which are held in escrow and options which have certain vesting and/or exercisability restrictions.
(2) Based upon a fair market value at fiscal year end of $4.875 per share minus the exercise price.
(3)  None of the options were in-the-money.
(4) Options do not vest or become exercisable unless any of Messrs. Berry and Steiner's Escrowed Shares are forfeited. The options terminate if the Escrowed Shares are released.
(5) Mr. Dean's status as an employee ceased on September 15, 1997. Accordingly, all of Mr. Dean's options were cancelled effective December 15, 1998.

EMPLOYMENT AND CONSULTING AGREEMENTS

  On December 1, 1997, the Company entered into a new three-year employment agreement with Mr. William E. Berry, its president, expiring in November 2000. The agreement with Mr. Berry provides for a base annual salary of $250,000 subject to cost of living increases and an incentive bonus equal to 10% of the Company's net pretax income above $500,000 (without resort to any consumer price increase). Mr. Berry may terminate his agreement if: (i) his duties are substantially modified, (ii) the Company materially breaches such agreement or
(iii) if any entity or person not currently an executive officer or stockholder of the Company either individually or as part of a group becomes the beneficial owner of 40% or more of the Class A Common Stock of the Company (the "Voluntary Termination Provisions"). In such an event, Mr. Berry may elect to either: (a) receive full compensation and benefits payable under his employment agreement for the remainder of the term of the agreement, or (b) a release from the non-competition provisions of his agreement. The effect of such provisions may discourage a hostile takeover even if in the best interest of all other stockholders. The agreement also provides for a $500,000 key man life insurance policy, the proceeds to be assigned as Mr. Berry directs. Mr. Berry is also subject to non-competition and non solicitation of customers provisions in favor of the Company.

  In May 1997, the Company entered into a three-year written employment agreement with Mr. Michael D. Matte, its chief financial officer, replacing his then current agreement and providing a substantially higher compensation package. The board of directors took this action to retain Mr. Matte after he announced his resignation eight months after commencement of employment. The board provided the new compensation package in order to induce Mr. Matte to reject an offer from a company about to effect an initial public offering which offer contained substantial equity incentives. Mr. Matte's new agreement provides for an annual salary of $130,000, subject to cost of living increases and an incentive bonus equal to 10% of the Company's net pretax income above $500,000 (without resort to any consumer price increase). Mr. Matte was also granted 100,000 non-qualified options exercisable at $6.50 per share repriced in 1998 to $4.52 pursuant to his employment agreement. Such options are subject to forfeiture provisions and vest bi-annually in equal increments over a three year term commencing June 30, 1997. Such options shall immediately vest upon sale by the Company's principal stockholders of all or 90% of the Company's Class A Common Stock owned by them or partial sale of the Company. Alternatively Mr. Matte may elect to forfeit his 100,000 options. In such event, the Company's two principal stockholders agreed pursuant to a separate agreement to each give Mr. Matte 10% of the number of any Escrowed Shares received by them. To the extent less than $450,000 each is paid to Mr. Matte by the Company's two principal stockholders, the difference shall be paid by the Company as a bonus. Additionally, in the event of termination of Mr. Mattes employment without cause, he shall receive severance equal to three times his salary for the last fiscal year (the "Severance Payment"). Additionally, in January 1998 the Company was authorized by its board of directors to pay Mr. Matte, a bonus in 1998 of up to $40,000, subject to meeting performance criteria established by Mr. Berry, in view of Mr. Matte's substantial new duties.

  On April 26, 1998, the Company agreed to merge into Aris Corporation ("Aris") subject to approval of the Company's stockholders and certain other conditions. One of the conditions of the Merger Agreement is that the existing employment agreements of Messrs. Berry and Steiner be terminated and that proposed new agreements be executed. Mr. Berry's proposed new agreement is for a two-year term at an annual salary of $175,000 per year (without costs-of-living increases) and provides for a maximum annual bonus of $25,000. Additionally, Mr. Berry shall receive a $150,000 signing bonus. In addition, he shall receive 10,000 non-qualified options vesting over a two-year period. The Voluntary Termination Provisions in Mr. Berry's proposed new agreement have been modified and apply only if there is a material breach by Aris.

  Mr. Matte's proposed new agreement is for a one-year term at the same base salary ($130,000 per year). Mr. Matte shall receive a $25,000 signing bonus and 8,000 non-qualified options vesting annually over a four-year term. His maximum bonus shall be $25,000. In connection with the Aris merger, Mr. Matte has also agreed to immediate vesting of the 100,000 options under his current agreement and accordingly will waive the $900,000 additional payment. His proposed new agreement eliminates all compensation arrangements arising in the event of a change of control, partial sale or sale. However, he anticipates receiving his Severance Payment prior to executing his proposed new agreement.

  In fiscal 1997, Ms. Corine C. Goldkiller, the Company's senior vice president of human resources consultant, received a salary increase from $125,000 per annum to $150,000 per annum as an incentive increase. Additionally, Ms. Goldkiller was granted a $10,000 bonus for her efforts in fiscal 1996.

DIRECTORS' COMPENSATION

  The Company's outside directors receive $1,250 for each meeting attended, as cash compensation for serving on the Board of Directors in addition to reimbursement of reasonable expenses incurred in attending meetings. Pursuant to the Company's 1994 Stock Option Plan (the "Plan"), directors who are not employees receive a grant of 12,000 10-year options which vest in 1/6 increments every June 30 and December 31 provided the director is still serving in that capacity. The 1994 initial grant of directors' options to the Company's outside directors fully vested in December 1996. Accordingly, they each automatically received a new grant of 12,000 options on January 1, 1997, exercisable at $7.25 per share. In accordance with the Plan, Mr. Paul Piper became a director in November 1997 and received a grant of 12,000 options exercisable at $7.00 per share, of which 2,000 options are vested. Directors who are employees of the Company or its subsidiaries do not receive any compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of April 15, 1998 certain information relating to the beneficial ownership of the Company's Class A Common Stock by any person (including any "group") known by the Company (i) to be the beneficial owner of more than 5% of such securities, (ii) each director and nominee, (iii) each Named Executive Officer in the Summary Compensation Table, and (iv) all executive officers and directors as a group. In the first quarter of 1998, all holders of the Company's Class B Common Stock agreed to convert those securities to Class A Common Stock, thereby eliminating "super-voting rights" previously in existence. The table below gives effect to the conversion.

                                                                                  PERCENTAGE
                                                              AMOUNT AND              OF
                                                              NATURE OF           OUTSTANDING
                                                              BENEFICIAL          SECURITIES
     TITLE OF CLASS       NAME AND ADDRESS BENEFICIAL OWNER  OWNERSHIP(1)         OWNED(1)(2)
     --------------       ---------------------------------  ------------         -----------
Class A Common Stock      William E. Berry.................   1,220,626(2)(3)(4)       27%
                           1601 Forum Place
                           West Palm Beach, FL 33041
Class A Common Stock      John E. and Carol E. Steiner.....   1,220,626(2)(4)          27%
                           1116 Grand Cay Drive
                           Palm Beach Gardens, FL 33418
Class A Common Stock and  Michael D. Matte.................      47,833(4)              *
 Vested Options            1601 Forum Place
                           West Palm Beach, FL 33041
Class A Common Stock and  Corine C. Goldkiller.............      29,044(5)              *
 Vested Options            1601 Forum Place
                           West Palm Beach, FL 33041
Class A Common Stock and  Paul Piper.......................       2,500(6)              *
 Unvested Options          6 Snug Hill Court
                           Hockessin, DE 19707
Class A Common Stock and  All Directors and Executive
 Vested Options            Officers of the Company as a
                           group (five
                           persons)(2)(3)(4)(5)(6).........   2,502,248                55%

--------
 *   Less than 1%
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Except as otherwise indicated, each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Includes 929,603 Escrowed Shares beneficially owned each by Messrs. Steiner and Berry.
(3) Includes 2,000 shares of Class A Common Stock owned by Mr. Berry and 1,218,626 shares of Class A Common Stock held in the name of William E. Berry, Declaration of Trust U/A which is controlled by William E. Berry, Trustee.
(4) Includes shares of Class A Common Stock underlying 45,833 vested options exercisable at $4.52-$5.75 per share granted to Mr. Michael Matte, the Company's chief financial officer.
(5) Includes 12,378 shares of Class A Common Stock (of which 7,735 are Escrowed Shares) and 16,666 shares of Class A Common Stock underlying vested options exercisable at $1.76 and $7.25 per share, respectively.
(6) Includes 2,000 shares of Class A Common Stock underlying vested options which the Company granted to Mr. Piper exercisable at $7.00 per share.

CHANGES IN CONTROL

  The Company entered into a Merger Agreement on April 26, 1998 with Aris, located in Bellevue, Washington. The merger is subject to approval by the Company's stockholders, effectiveness of a registration statement which is anticipated to be filed on or about Friday May 1, 1998 with the SEC and certain other conditions. Under the terms of the merger, Aris will be the surviving corporation. None of the Company's current directors and executive officers shall be directors or executive officers of Aris. Aris shall exchange
0.266 shares of its common stock for each share of the Company's Class A Common Stock (assuming conversion of all Class B Common Stock).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For information concerning the Company's employment agreements with its officers, see Item 10. Executive Compensation--Employment and Consulting Agreements.

  In January 1998, the Company repriced all existing employee and management options which were out-of-the money to an exercise price of $5.75 per share. Included in this repricing were 75,000 options granted to each of Messrs. William E. Berry and John E. Steiner in July 1997 (originally exercisable at $6.50 per share) and 25,000 options granted to Mr. Michael Matte when he joined the Company in October 1996 (originally exercisable at $6.75 per share). Mr. Matte's 100,000 options (originally exercisable at $6.50 per share) were also repriced in January 1998 to $4.52 per share pursuant to a provision in his employment agreement as described above.

  During 1997, the Company employed three of Mr. John E. Steiner's adult children in various non-management positions. One of these individuals reported to Mr. Steiner. The aggregate compensation paid to Mr. Steiner's children in 1997 was $89,257. Currently, the Company employs one of Mr. Steiner's adult children.

  In connection with Mr. Steiners move to West Palm Beach, Florida caused by the moving of the Company's administrative offices from South Carolina, the Company agreed to reimburse him for housing, relocation expenses and other expenses up to $65,000. To date, the Company has reimbursed Mr. Steiner $14,149 for such expenses. Additionally, in connection with Mr. Steiner's early termination without cause in September 1997, the Company paid Mr. Steiner three months' severance aggregating $54,951, including unused vacation time, health and dental premiums following expiration of his employment agreement in February 1998.

  In June 1997, the Company engaged Mr. Sherman Drusin, then an outside director to act as a management and sales consultant to its consulting services business. In November 1997, Mr. Drusin resigned as a director and consultant. During fiscal 1997, the Company paid Mr. Drusin $97,228 in connection with his consulting services.

  In connection with Mr. James Dean's termination in September 1997, the Company paid him $44,587, equal to four months salary including health insurance payments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   3.0 By-laws of InTime Systems International, Inc., as amended*
   3.1 Certificate of Incorporation*
   3.2 Amendment No. 1 to Certificate of Incorporation*
   4.  Escrow Agreement*
  10.  Employment Agreement of William E. Berry
  10.1 Employment Agreement of Michael Matte
  10.2 1994 Stock Option Plan*
  10.3 Amendment to 1994 Stock Option Plan**
  10.4 Second Amendment to 1994 Stock Option Plan****
  10.5 Third Amendment to 1994 Stock Option Plan***
  21.  Subsidiaries of InTime Systems International, Inc.****
  23.  Consent of Price Waterhouse LLP*****

--------
*     Contained in Registration Statement on Form SB-2 filed on December 16,
      1994.
**    Contained in the Registration Statement on Form S-8 filed on December 29,
      1995.
***   Contained in the Registration Statement on Form S-8 filed on April 18,
      1997.
**** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on February 15, 1995.
***** Contained in Form 10-KSB filed on or about March 30, 1998.

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

                                          INTIME SYSTEMS INTERNATIONAL, INC.
                                          Registrant

                                                 /s/ William E. Berry
                                          By___________________________________
                                                     William E. Berry
                                                President, (Chief Executive
                                                         Officer)