Form 10KSB40/A
period 1997-12-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1998-05-07
CIK 934539

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                              FORM 10-KSB/A NO. 2

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 1997.

                       Commission File Number:  0-25338

                      INTIME SYSTEMS INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

           DELAWARE                         65-0480407
-------------------------------           (I.R.S. Employer
(State or other jurisdiction of          Identification No.)
 incorporation or organization)

1601 Forum Place, West Palm Beach, FL           33401
-------------------------------------      ----------------
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

  YES    X    NO
      ------     ------

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

Number of shares outstanding of each of the issuer's classes of common equity, as of March 18, 1998:
     Class A Common Stock 4,516,496 Shares
     2,360,000 Class A Warrants

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one):

  YES         NO   X
      -----      -----

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

  The executive officers and directors of the Company are as follows:

NAME                     Age    Positions
----                     ---    ---------
William E. Berry         65     President, Secretary and Chairman of the Board
Michael D. Matte         39     Chief Financial Officer, Treasurer and Director
John E. Steiner          57     Director
Paul Piper               53     Director
Corine C. Goldkiller     51     Senior Vice President - Oracle

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

     PAUL PIPER was appointed to the Company's board of directors in November 1997. In 1981 Mr. Piper co-founded Business Information Technology, Inc. ("BIT"), a human resources systems company. Mr. Piper was BIT's president and chairman of the board from its inception until its acquisition in 1995 by a large publicly held company. Mr. Piper retired after BIT's acquisition.

     JOHN E. STEINER has been a director of the Company since January 1994 and co-founded TEAM with Mr. Berry. Prior to September 1997, Mr. Steiner served as the Company's executive vice president and chairman of the board of directors from January 1994 and was president of TEAM since its inception in 1985.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). To the best of the Company's knowledge based solely on its review of copies of such forms received or filed by it, or written representations from certain reporting persons, all filings of Form 3, 4 and 5 required to be made with the SEC have been made.

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

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION
                              -------------------

         (a)                          (b)       (c)          (d)            (e)                (g)              (i)
                                                                                            Long-Term
                                                                                           Compensation
                                                                                              Awards
                                                                                         ----------------
                                                                                           Securities
  Name and Principal                                                    Other Annual       Underlying        All Other
       Position                      Year     Salary($)    Bonus($)    Compensation($)   Options/SARs(#)   Compensation($)
----------------------              -------  -----------  -----------  ----------------  ----------------  ----------------
EXECUTIVE OFFICERS
------------------
William E. Berry, President           1997    $225,270     $ 1,500(1)      $11,320(2)        75,000(3)/0       $4,863(4)
 (Chief Executive Officer)            1996    $196,795     $     0         $12,000(2)             0            $4,863(4)
  and Chairman of the Board...        1995    $188,800     $ 5,665(5)      $ 7,132(2)             0            $    0

Michael Matte, Vice President
 of Finance (Chief Financial
 Officer), Treasurer and              1997    $126,250     $     0         $     0          100,000/0          $    0
 Director.....................        1996    $ 28,127     $     0         $     0           25,000/0          $    0

                                      1997    $142,292     $10,000(6)      $     0                0            $    0
Corine C. Goldkiller, Senior          1996    $118,757     $     0         $     0           25,000/0          $    0
 Vice President...............        1995    $103,425     $ 7,500(7)      $     0                0            $    0

FORMER EXECUTIVE OFFICERS
-------------------------
John E. Steiner, Executive            1997    $214,226     $ 1,500(1)      $11,988(2)        75,000(3)/0       $1,521(4)
 Vice President and                   1996    $196,795     $     0         $12,000(2)             0            $2,629(4)
 Director(8)..................        1995    $188,800     $ 5,665(5)      $ 4,893(2)             0            $    0

                                      1997    $130,000     $     0         $     0                0            $    0(5)
James C. Dean, Vice                   1996    $127,500     $     0         $     0                0            $    0
 President(8).................        1995    $120,000     $20,000(7)      $     0           10,000/0          $    0

------------------------------
(1) Pursuant to their employment agreements, Messrs. Berry and Steiner were paid bonuses of approximately $1,500 in 1997 based on the Company's net income in 1996.

(2) Represents compensation in the form of a car allowance and related expenses. Also includes life insurance payments in 1995.

(3) The Options vest and become exercisable only if the Escrowed Shares held by them are forfeited and cancelled. The forfeiture and cancellation of the Escrowed Shares are a condition to consummation of the Merger disclosed in
     Item 11 (the "Merger"). See Item 11 "Securities Ownership of Certain Beneficial Owners and Management-Change in Control". Messrs. Berry and Steiner will forfeit and cancel their respective Escrowed Shares immediately prior to the closing of the Merger. At the time of vesting of these Options, The Company will recognize compensation expense related to these Options of approximately $520,000.

(4)  Represents life insurance payments.

(5) Represents bonuses paid on 1994 net income in accordance with Messrs. Berry and Steiner's employment agreements.

(6)  Represents bonus granted in 1997 for performance in 1996.


(7)  Represents bonuses related to performance.

(8) Messrs. Steiner and Dean's status as executive officers and employees ceased in September, 1997, although they received (or will receive) compensation through January 15, 1998 and May 31, 1998, respectively. Such compensation was accrued in the fiscal quarter September 30, 1997.

     The following table sets forth certain information with respect to stock option grants to the Named Executive Officers during the fiscal year ended December 31, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

            (a)                      (b)                 (c)               (d)              (e)

                                  Number of           % of Total
                                  Securities         Options/SARs
                                  Underlying          Granted to        Exercise or
                                 Options/SARs         Employees         Base Price       Expiration
           Name                    Granted          in Fiscal Year        ($/S(1)           Date
---------------------------  -------------------  ------------------  ---------------  --------------
William E. Berry                   75,000/0               22%             $5.75(2)/0    07/01/2007(3)
John E. Steiner(4)                 75,000/0               22%             $5.75(2)/0    07/01/2007(3)
Michael Matte                     100,000(5)/0            29%             $4.52(6)/0    05/20/2007(3)
Corine C. Goldkiller                    0/0                0%             $   0/0             0
James C. Dean(4)                        0/0                0/0                0/0             0

------------------------------
(1)  All Options were granted at 100% of fair market value.

(2)  Originally granted at an exercise price of $6.50 and repriced in January
     1998.

(3) These Options vest and become exercisable only if the Escrowed Shares held by them are forfeited and cancelled. The forfeiture and cancellation of the Escrowed Shares are a condition to consummation of the Merger. Messrs. Berry and Steiner will forfeit and cancel their respective Escrowed Shares immediately prior to the closing of the Merger. At the time of vesting of these Options, The Company will recognize compensation expense related to these Options of approximately $520,000.

(4) Messrs. Steiner and Dean's status as executive officers ceased in September 1997.

(5) Options are not exercisable until the Escrowed Shares are forfeited, and they become fully vested upon a change in control. Due to the proposed Merger, the Escrowed Shares will be forfeited and the Options will become fully vested. Such events will trigger the recognition of compensation expense of approximately $466,000, pursuant to the terms of the option grant.

     (6) Mr. Matte's Options were originally exercisable at $6.50 and were repriced in January 1998 based upon a provision in his employment agreement providing for repricing if the trading price of the Common Stock closes at least 25% below the exercise price for a period of time.

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

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


       (a)                 (b)           (c)                 (d)                                (e)

                                                      Number of Securities              Value of Unexercised
                          Shares                     Underlying Unexercised                In-the-Money
                       Acquired on       Value      Options/SARs at FY-End(#)         Options/SARs at FY-End($)
       Name            Exercise(#)    Realized($)   Exercisable/Unexercisable(1)   (Exercisable/Unexercisable(2)(3)
------------------     -----------    -----------   ----------------------------   --------------------------------
William E. Berry              0              0              0/75,000(4)                       $0/$0

John E. Steiner               0              0              0/75,000(4)                       $0/$0

Michael D. Matte              0              0           12,500/112,500(5)                    $0/$0

Corine C. Goldkiller          0              0             21,309/16,068                      $0/$0

James C. Dean(6)          7,738         44,493                  0/0                           $0/$0

------------------------------

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

     (4) The Options vest and become exercisable only if the Escrowed Shares held by them are forfeited and cancelled. The forfeiture and cancellation of the Escrowed Shares are a condition to consummation of the Merger. Messrs. Berry and Steiner will forfeit and cancel their respective Escrowed Shares immediately prior to the closing of the Merger. At the time of vesting of these Options, The Company will recognize compensation expense related to these Options of approximately $520,000.

     (5) Options are not exercisable until the Escrowed Shares are forfeited, and they become fully vested upon a change in control. Due to the proposed Merger, the Escrowed Shares will be forfeited and the Options will become fully vested. Such events will trigger the recognition of compensation expense of approximately $466,000, pursuant to the terms of the Option grant.

(6) Mr. Dean's status as an employee ceased on September 15, 1997. Accordingly, all of Mr. Dean's options were cancelled effective December 15, 1997.

EMPLOYMENT AND CONSULTING AGREEMENTS

     On November 25, 1997, the Company entered into a new three-year employment agreement with Mr. William E. Berry, its president, expiring in November 2000. The agreement with Mr. Berry provides for a base annual salary of $250,000 subject to cost of living increases and an incentive bonus equal to 10% of the Company's net pretax income above $500,000 (without resort to any consumer price increase) up to 100% of his salary. Mr. Berry may terminate his agreement if:
(i) his duties are substantially modified, (ii) the Company materially breaches such agreement or (iii) if any entity or person not currently an executive officer or stockholder of the Company either individually or as part of a group becomes the beneficial owner of 30% or more of the Class A Common Stock of the Company (the "Voluntary Termination Provisions"). In such an event, Mr. Berry may elect to either: (a) receive full compensation and benefits payable under his employment agreement for the remainder of the term of the agreement, or (b) a release from the non-competition provisions of his agreement. The effect of such provisions may discourage a hostile takeover even if in the best interest of all other stockholders. The agreement also provides for a $500,000 key man life insurance policy, the proceeds to be assigned as Mr. Berry directs. Mr. Berry is also subject to non-competition and non solicitation of customers provisions in favor of the Company.

     In May 1997, the Company entered into a three-year written employment agreement with Mr. Michael D. Matte, its chief financial officer, replacing his then current agreement and providing a substantially higher compensation package. The board of directors took this action to retain Mr. Matte after he announced his resignation eight months after commencement of employment. The board provided the new compensation package in order to induce Mr. Matte to reject an offer from a company about to effect an initial public offering, which offer contained substantial equity incentives. Mr. Matte's new agreement provides for an annual salary of $130,000, subject to cost of living increases and an incentive bonus equal to 10% of the Company's net pretax income above $500,000 limited to 100% of his salary (without resort to any consumer price increase). Mr. Matte was also granted 100,000 Options exercisable at $6.50 per share repriced in January 1998 to $4.52, as discussed above. Such Options will vest upon the forfeiture and cancellation of the Escrowed Shares. Such Options are also subject to forfeiture provisions and vest bi-annually in equal increments over a three year term commencing June 30, 1997. Such Options shall immediately vest upon sale by the principal stockholders of all or 90% of the Company's Class A Common Stock owned by them or partial sale of the Company's assets or a sale of a subsidiary. In certain circumstances involving a sale of the Company as defined in the employment agreement, Mr. Matte is entitled to receive a cash payment, of $900,000 either from the Company's principal stockholders or from the Company.

Mr. Matte's employment agreement has provision whereby if he voluntarily terminates or is terminated without cause, he shall receive severance equal to three times his salary for the last fiscal year. The 100,000 Options under his current agreement will become exercisable and the $900,000 additional bonus will not be earned as a result of the Merger. Upon termination of Mr. Matte's previous employment agreement, Mr. Matte will receive the severance payments described above. Additionally, in January 1998 the Company was authorized by its board of directors to pay Mr. Matte, a bonus in 1998 of up to $40,000, subject to meeting performance criteria established by Mr. Berry, in view of Mr. Matte's substantial new duties.

     One of the conditions of the Merger "Merger Agreement" (with ARIS Corporation ("ARIS")) is that the existing employment agreement of Mr. Berry will be terminated and that a proposed new agreement be executed. Mr. Berry's proposed new agreement is for a two-year term at an annual salary of $175,000 per year (without costs-of living increases) and provides for a maximum annual bonus of $25,000. Additionally, Mr. Berry shall receive a $150,000 signing bonus and 10,000 ARIS Options vesting over a two-year period. The Voluntary Termination Provisions in Mr. Berry's proposed new agreement have been modified and apply only if there is a material breach by ARIS.

     The Merger Agreement further provides that Mr. Matte will enter into a new employment agreement immediately following the closing of the Merger. Mr. Matte's proposed new agreement is for a one-year term at the same base salary ($130,000 per year). Mr. Matte shall receive a $25,000 signing bonus and 8,000 ARIS Options vesting annually over a four-year term. His maximum bonus shall be $25,000. His proposed new agreement eliminates all compensation arrangements arising in the event of a change of control, partial sale or sale.

     In fiscal 1997, Ms. Corine C. Goldkiller, the Company's senior vice president of human resources consultant, received a salary increase from $125,000 per annum to $150,000 per annum as an incentive increase. Additionally, Ms. Goldkiller was granted a $10,000 bonus for her efforts in fiscal 1996.

DIRECTORS' COMPENSATION

     The Company's outside directors receive $1,250 for each meeting attended, as cash compensation for serving on the Board of Directors in addition to reimbursement of reasonable expenses incurred in attending meetings. Pursuant to the Company's 1994 Stock Option Plan (the "Plan"), directors who are not employees receive a grant of 12,000 10-year Options which vest in 1/6 increments every June 30 and December 31 provided the director is still serving in that capacity. The 1994 initial grant of directors' options to the Company's outside directors fully vested in December 1996. Accordingly, they each automatically received a new grant of 12,000 Options on January 1, 1997, exercisable at $7.25 per share. In accordance with the Plan, Mr. Paul Piper, who became a director in November 1997, received a grant of 12,000 Options exercisable at $7.00 per share, of which 2,000 Options are vested. Directors who are employees of the Company or its subsidiaries do not receive any compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 1998 certain information relating to the beneficial ownership of the Company's Class A Common Stock by any person (including any "group") known by the Company (i) to be the beneficial owner of more than 5% of such securities, (ii) each director and nominee, (iii) each Named Executive Officer in the Summary Compensation Table, and (iv) all executive officers and directors as a group. In January of 1998, all holders of the Company's Class B Common Stock agreed to convert those securities to Class A Common Stock, thereby eliminating "super-voting rights" previously in existence. The table below gives effect to the conversion.

                                                                      Amount and
                                                                      Nature of            Percentage of
                                      Name and Address                Beneficial        Outstanding Securities
      Title of Class                  Beneficial Owner               Ownership(1)            Owned(1)(2)
----------------------------  ---------------------------------  -------------------  --------------------------
Class A Common Stock           William E. Berry                   1,220,626(2)(3)(4)              27%
                               1601 Forum Place
                               West Palm Beach, FL  33041


Class A Common Stock           John E. and Carol E. Steiner       1,220,626(2)(4)                 27%
                               1116 Grand Cay Drive
                               Palm Beach Gardens, FL  33418


Class A                        Michael D. Matte                      12,500(4)                    *
Common Stock                   1601 Forum Place
and Vested Options             West Palm Beach, FL  33041


Class A Common Stock           Corine C. Goldkiller                  29,044(5)                    *
and Vested Options             1601 Forum Place
                               West Palm Beach, FL  33041


Class A Common Stock and       Paul Piper                             2,500(6)                    *
 Unvested Options              6 Snug Hill Court
                               Hockessin, DE  19707


Class A Common Stock and       All Directors and Executive            2,485,296                   54%
 Vested Options                Officers of the Company as a group
                               (five persons)(2)(3)(4)(5)(6)

------------------------------
 * Less than 1%

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

(4) Includes shares of Class A Common Stock underlying 12,500 vested Options exercisable at $6.50 per share granted to Mr. Michael Matte, the Company's chief financial officer.

(5) Includes 12,378 shares of Class A Common Stock (of which 7,735 are Escrowed Shares) and 16,666 shares of Class A Common Stock underlying vested Options exercisable at $1.76 and $7.25 per share, respectively.

(6) Includes 2,000 shares of Class A Common Stock underlying vested Options, which the Company granted to Mr. Piper exercisable at $7.00 per share.

CHANGES IN CONTROL

     The Company entered into a Merger Agreement on April 26, 1998 with ARIS, located in Bellevue, Washington. The Merger is subject to approval by the Company's stockholders, effectiveness of a registration statement, which was filed on Tuesday May 5, 1998 with the SEC and certain other conditions. Under the terms of the Merger, ARIS will be the surviving corporation. None of the Company's current directors and executive officers shall be directors or executive officers of ARIS. ARIS shall exchange 0.266 shares of its common stock for each share of the Company's Class A Common Stock (assuming conversion of all Class B Common Stock) subject to adjustment as described in the registration statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning the Company's employment agreements with its officers, see Item 10. Executive Compensation - Employment and Consulting Agreements.

     In January 1998, the Company repriced all existing employee and management Options which were "out-of-the money" to an exercise price of $5.75 per share. Included in this repricing were 75,000 Options granted to each of Messrs. William E. Berry and John E. Steiner in July 1997 (originally exercisable at $6.50 per share) and 25,000 Options granted to Mr. Michael Matte when he joined the Company in October 1996 (originally exercisable at $6.75 per share). Mr. Matte's 100,000 Options (originally exercisable at $6.50 per share) were also repriced in January 1998 to $4.52 per share pursuant to a provision in his employment agreement as described above. In January 1998, the Company granted new immediately exercisable Options to employees who held Options (exercisable at $1.76 per share) that had been escrowed pursuant to the Escrow Agreement. A condition of this grant, however, was the cancellation of the escrowed Options. Ms. Goldkiller, one of these employees receiving new Options, received a new grant of 7,735 Options exercisable at $5.75 per share and agreed to the cancellation of her escrowed Options.

     During 1997, the Company employed three of Mr. John E. Steiner's adult children in various non-management positions. One of these individuals reported to Mr. Steiner. The aggregate compensation paid to Mr. Steiner's children in 1997 was $89,257. Currently, the Company employs one of Mr. Steiner's adult children.

     In connection with Mr. Steiner's move to West Palm Beach, Florida caused by the moving of the Company's administrative offices from South Carolina, the Company agreed to reimburse him for housing, relocation expenses and other expenses up to $65,000. To date, the Company has reimbursed Mr. Steiner $14,149 for such expenses. Additionally, in connection with Mr. Steiner's early termination without cause in September 1997, the Company paid Mr. Steiner three months' severance aggregating $54,951, including unused vacation time, health and dental premiums following expiration of his employment agreement in February 1998. Such amounts were accrued at time of termination.

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


                                       INTIME SYSTEMS INTERNATIONAL, INC.
                                       -----------------------------------------
                                       Registrant



                                       By:  /s/ William E. Berry
                                          --------------------------------------
                                          William E. Berry
                                          President, (Chief Executive Officer)

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