Form 10QSB
period 1998-03-31
INTIME SYSTEMS INTERNATIONAL INC
filed 1998-05-15
CIK 934539

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998.

                         Commission file number: 0-25338

                       INTIME SYSTEMS INTERNATIONAL, INC.
                       ----------------------------------
                 (Name of small business issuer in its charter)

DELAWARE                                               65-0480407
------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                        Identification No.)

1601 FORUM PLACE, SUITE 500, WEST PALM BEACH, FL       33401
------------------------------------------------       -------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (561) 478-0022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]

Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1998.

                  Class A Common Stock 4,516,496 Shares

                       INTIME SYSTEMS INTERNATIONAL, INC.
                                   FORM 10-QSB

                      For the Quarter ended March 31, 1998



                       INDEX                                            PAGE NO.
                       -----                                            --------

Part I - Financial Information

           Item 1    Financial Statements

                     Condensed Consolidated Balance Sheet                   3
                     Condensed Consolidated Income Statement                4
                     Condensed Consolidated Statement of Cash Flows         5
                     Notes to Condensed Consolidated Financial Statements   6



           Item 2    Management Discussion and Analysis of
                     Financial Condition and Results of Operations          7



Part II - Other Information                                                10

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                   MARCH 31,                DECEMBER 31,
                                                                     1998                       1997
                                                                     ----                       ----

Current Assets:
    Cash and cash equivalents                                     $  1,657,152              $    1,995,165
    Accounts receivable net of allowance for doubtful accounts       3,477,841                   2,524,205
    Other current assets                                               243,446                     378,954
                                                                  ------------              --------------
       Total current assets                                          5,378,439                   4,898,324

    Fixed assets less accumulated depreciation                         475,125                     536,953
    Software development costs net of accumulated amortization         117,491                     156,491
                                                                  ------------              --------------
        Total assets                                              $  5,971,055              $    5,591,768
                                                                  ============              ==============
Current Liabilities:
    Accounts payable and accrued expenses                         $    623,587              $      493,441
    Deferred revenue                                                   111,433                     162,906
    Current obligations under capital leases                            35,091                      88,934
                                                                  ------------              ---------------

        Total current liabilities                                      770,111                     745,281

        Total liabilities                                              770,111                     745,281
                                                                  ------------              ---------------
Stockholders' Equity:
    Preferred stock:
        Par value $1 per share; 5,000,000 shares authorized;
          no shares issued or outstanding                                   -                           -
    Common stock:
        Class A common stock:
            Par value $.01 per share; 16,905,279 shares authorized;
             4,516,496 and 1,975,908 shares issued and
             outstanding, respectively                                  45,165                      19,759

        Class B common stock:
            Par value $.01 per share; 3,094,721 shares authorized;
             0 and 2,684,022 shares issued and                              -                       25,406
             outstanding, respectively
    Additional paid-in-capital                                       6,198,701                   6,198,701
    Retained (deficit)                                             (1,042,922)                 (1,397,379)
                                                                  ------------              --------------
        Total stockholders' equity                                   5,200,944                  4,846,487
Commitments and contingencies                                               -                          -
                                                                  ------------              --------------
                                                                  $  5,971,055              $    5,591,768
                                                                  ============              ==============

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                     Condensed Consolidated Income Statement
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1998          1997
                                                   ----          ----
Net revenues:
    Consulting services                         $4,266,967   $3,197,543
    Software related revenue                       230,359       36,057
    Other                                           45,771       38,934
                                                ----------   ----------
                                                 4,543,097    3,272,534
Costs and expenses:
    Cost of consulting services                  2,496,408    1,989,207
    Cost of software services                       81,469      111,970
    Sales and marketing                            548,446      430,416
    Computer software development                  202,050      115,592
    General and administrative                     620,598      565,572
                                                ----------   ----------

Income before income tax (benefit)                 594,126       59,777
Income tax expense (benefit) (Note 1)              239,681      (65,000)
                                                ----------   ----------

Net income                                      $  354,445   $  124,777
                                                ----------   ----------

Basic earnings per share                        $      .13   $      .05
                                                ==========   ==========
Diluted earnings per share                      $      .13   $      .05
                                                ==========   ==========
Weighted average shares outstanding - basic      2,626,815    2,617,052
                                                ==========   ==========
Weighted average shares outstanding - diluted    2,683,552    2,672,245
                                                ==========   ==========

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                                1998           1997
                                                                ----           ----
Cash flows from operating activities:
    Net income                                              $  354,445    $  124,777
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization                          136,860       124,414
        Increase in provision for doubtful accounts             38,066        30,276
        Changes in assets and liabilities:
          Increase in accounts receivable                     (991,702)     (778,049)
          (Increase) Decrease in other assets                  135,508      (117,122)
          Increase (Decrease) in accounts payable/accrued
          Expenses                                             130,146      (108,954)
          (Decrease) Increase in deferred revenue              (51,473)      413,118
                                                            ----------    ----------

            Net cash used in operating activities             (248,150)     (311,540)
                                                            ----------    ----------
Cash flows from investing activities:
    Purchase of property and equipment                         (36,020)      (47,214)
                                                            ----------    ----------

            Net cash used in investment activities             (36,020)      (47,214)
                                                            ----------    ----------
Cash flows from financing activities:
    Payments on capital leases                                 (53,843)      (82,576)
    Issuance of common stock                                      --           1,645
                                                            ----------    ----------

            Net cash (used in) provided by financing           (53,843)      (80,931)
               activities                                   ----------    ----------

    Decrease in cash and cash equivalents                     (338,013)     (439,685)
                                                            ----------    ----------

    Cash and cash equivalents at beginning of period         1,995,165     1,941,747
                                                            ----------    ----------

    Cash and cash equivalents at end of period              $1,657,152    $1,502,062
                                                            ==========    ==========

Attention is directed to the accompanying notes to the condensed financial statements.

                       INTIME SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - FINANCIAL STATEMENTS:

The consolidated financial statements herein are unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. A summary of the Company's significant accounting policies is set forth in Note Two to the Consolidated Financial Statements in the Company's Form 10-KSB dated April 15, 1998.

The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

The consolidated balance sheet at December 31, 1997 was condensed from the audited consolidated balance sheet appearing in the Company's Form 10-KSB dated April 15,1998.

NOTE 2 - INCOME TAXES:

As of March 31, 1998, the Company has a net deferred tax asset consisting primarily of a net operating loss carry forward in the amount of $74,962.

The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The Company records taxes under an asset and liability approach recognizing deferred tax liabilities and assets for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

NOTE 3 - EARNINGS PER SHARE:

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation by primary EPS with a presentation of basic EPS. In addition, SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company has adopted SFAS No. 128 as of December 31, 1997.

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

                                          Three Months Ended
                                              March 31,
                                       1998               1997
                                       ----               ----
WEIGHED AVERAGE SHARES:
Common Stock
  Basic                               2,626,815         2,617,052
                                    -----------       -----------
  Diluted                             2,683,552         2,672,245
                                    -----------       -----------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth expense items as a percentage of net revenues for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                      1998           1997
                                                      ----           ----
     Net Revenues                                     100%           100%
     Consulting Services Costs                         55             61
     Software Services Costs                            2              3
     Sales/Marketing Expenses                          12             13
     Software Development                               4              4
     General and Administrative Expenses               14             17
                                                       --             --
     Income from Operations                            13%             2%
                                                      ===            ===

REVENUES

Consulting services revenue increased by $1,069,424 or 33% for the first three months of 1998 over the same period in 1997. The increase in consulting revenue is directly related to the increased utilization of the consulting staff. This continues a positive trend in the growth of consulting services revenue, which began in September of 1997. Management anticipates that demand for consulting services will remain strong throughout the remainder of 1998. However, there can be no assurances that existing customers will continue to require consulting services or that the Company can close sales for new customers. Failure to close new sales and the ability to attract and retain qualified consultants could have an impact on continued revenue growth. Consulting services revenue is generated from systems integration on human resource and payroll systems.

Software related revenue includes all revenue related to the Company's Time and Attendance Management Systems (TAMS) including license, installation and maintenance fees. Software related revenues increased by $194,302 for the three months ended March 31, 1998 or 539% compared to the same period in 1997. The increase relates to direct sales of the TAMS/ O product in the first quarter.

The Company and Oracle Corporation entered into a Technology License Agreement (the "Agreement") effective January 31, 1997. Under the terms of the five-year Agreement, the Company licensed TAMS/O to Oracle on a non-exclusive basis in exchange for future sublicense fees and a percentage of maintenance fees paid to Oracle by its TAMS/O customers. The Agreement required Oracle to pay the Company $500,000 in prepaid sublicense fees in 1997 but does not require Oracle to market TAMS/O. The prepayment was recognized as revenue as product is shipped or over twelve months after Oracle's first customer shipment. The Company is required to provide technical support during the term of the Agreement. Commencing on February 20, 1998, Oracle will have the option to acquire a perpetual royalty-free and non-exclusive license to TAMS/O subject to continuing to pay three years of sublicense fees to the Company commencing with the date of exercise. If Oracle exercises the option, the Company's support responsibilities will cease except for routine telephone technical support. As a result of the Agreement with Oracle, management does not anticipate extensive direct marketing of the product to prospective customers. For the quarter ended March 31, 1998, 24% of software revenue was derived from the Agreement. Oracle will be licensing the product directly to its customers under similar terms as the licensing of Oracle's own products. For the quarter ended March 31, 1998, 28% of software revenue was recognized as a result of the Oracle License Agreement.

Other revenues for the three-month period ending March 31, 1998 increased by $6,837 over the comparable three-month period in 1997.

COST OF CONSULTING SERVICES

Cost of consulting services increased by 25% or 507,021 in the first quarter of 1998 as compared to the first quarter of 1997. The increase is the direct result of the increased consulting revenues in 1998 and the mix of employee and contractors being used. As a percentage of consulting revenue, cost of consulting services decreased to 59% in the first quarter of 1998 as compared to 62% for the first quarter of 1997.

The decrease in the cost of consulting services as a percentage of consulting revenue is due primarily to an increase in the overall utilization for the first quarter of 1998. As the utilization of existing consultants increases, gross margins will also increase. The gross margin percentages achieved during the first quarter of 1998 are not necessarily indicative of the gross margins that will be achievable throughout the remainder of 1998.

SOFTWARE SERVICE COSTS

Software service costs are direct costs associated with the Company's proprietary software product TAMS/O including: salaries, wages, travel, and other expenses incurred during sales and related sales support.

For the three months ended March 31, 1998 such costs were 1.8% of net revenues and 35% of software related revenue. For the comparable period in 1997, such costs represented 3% of net revenues and 311% of software related revenues. The decrease in the cost of software services is due to a reduction in the required support effort as a result of the License Agreement signed with Oracle.

SALES AND MARKETING EXPENSES

The increase in sales and marketing expenses in the first quarter of 1998 was $118,030, from the same period in 1997. The increase is due primarily to additional headcount and increased commissions due to the increased sales in the first quarter of 1998 vs. the same period in 1997.

SOFTWARE DEVELOPMENT EXPENSES

Software development expense increased 75% from $115,592 for the first quarter of 1997 to $202,050 in the first quarter of 1998.

The increase is due primarily to the increase in headcount. Several new developers were hired to handle the increased consulting for TAMS/O modifications and customizations.

The Company's current expenditures for development are primarily focused on TAMS/O enhancements and release upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $55,026 or 9.7% for the three-month period ended March 31, 1998 compared to the same period in 1997.

In comparing the first quarter of 1998 to the same period in 1997, the increase is due primarily to the increased cost of recruiting. Through March 31, 1998 the Company has hired 9 consultant vs. 5 consultants for the same period in 1997. Absent the recruiting cost, general and administrative cost decreased.

Pretax income for the first quarter of 1998 was $594,126 versus $59,777 for the same period in 1997. The turn-around is due to the increased utilization of existing consultants in the first quarter 1998 vs. the first quarter in 1997. Additionally, software sales for the first quarter of 1998 increased by approximately $199,000 over the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 the Company had cash and cash equivalents of $1,657,152 and working capital of $4,364,882.

The Company expects that cash flow from operations and existing cash and cash equivalents will be adequate to meet the Company's cash requirement during the remainder of 1998.

On April 26, 1998 the Company's Board of Directors unanimously approved an acquisition of the Company by ARIS Corporation subject to stockholder approval and certain other conditions. If the merger with ARIS is not approved, the Company will experience significant charges associated with the proposed transaction. The extent of the charges have not been quantified as of May 15, 1998. If the merger with ARIS is approved, certain compensation charges will be incurred as more than fully disclosed in the Company's 10-KSB and S-4 as previously filed.


FORWARD-LOOKING STATEMENTS

Certain statements contained in the section of the report under Results of Operation and Liquidity of Capital Resources are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993 and
Section 21E of the Securities and Exchange Act of 1934. Statements that express the "belief", "anticipation", "plans", "expectations", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. While the Company believe that these statements are accurate, the Company's business is dependant upon general economic conditions and various conditions specific to its industry and future trend results can not be predicted with certainty. The forward-looking statements discussed above and some of the qualifying factors are:

/bullet/ The continued positive trend in the growth of consulting services revenues. Contributing factors include the ability to hire and retain qualified consultants and the continued demand from existing customers.

/bullet/ The increase in utilization of existing consultants. Contributing factors include the ability to sell consulting services to new customers and expand existing contracts.

/bullet/ The Company's anticipated cash needs. Contributing factors include a sudden loss of revenues due to loss of existing customers, the ability to attract new customers, attracting and retaining qualified consultants and the increasing cost of consultants.

/bullet/ Consummation of the merger. Contributing factors includes stockholder approval and certain other conditions.

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

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         - No reports on Form 8-K were filed during the period
         - Exhibit 27, Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 15, 1998 by the following persons, thereunto duly authorized.

                                    InTime Systems International, Inc.

                              By:   /s/ WILLIAM E. BERRY
                                    -----------------------------------
                                         William E. Berry
                                            President
                                      (Chief Executive Officer)



                              By:  /s/ MICHAEL D. MATTE
                                   -------------------------------------
                                         Michael D. Matte
                                       Chief Financial Officer

                                   EXHIBIT INDEX


EXHIBIT                            DESCRIPTION

 27                     Financial Data Schedule